Form 10QSB
period 1999-09-30
ASIAN STAR DEVELOPMENT INC /NV
filed 1999-11-16
CIK 1046883

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB
    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1999.

                Commission File Number: 0-26029




                ASIAN STAR DEVELOPMENT, INC.
     (Exact name of registrant as specified in its charter)




       Nevada                              88-0866395
(State of organization)        (I.R.S. Employer Identification No.)

               Room 930, Block B, East Wing
                New World Office Building
              Tsimshatsui, Kowloon, Hong Kong
          (Address of principal executive offices)

Registrant's telephone number, including area code: (852) 2721-0936

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past
12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X

There are 12,955,530 shares of common stock outstanding as of September
30, 1999.

                       TABLE  OF  CONTENTS
                       -------------------

Part  I     Financial  Information

Item  1     Financial  Statements

Item  2     Management's  Discussion  of  Operations  and  Financial
            Condition

Part  II    Other  Information

Item  6     Exhibits  and  Reports  on  Forms  8-K

Item  7     Signatures

PART  I      FINANCIAL  INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS

The unaudited financial statements for the quarter and nine-month period ended September 30, 1999, prepared by Management, and expressed in U.S. Dollars, are as follows:


                Asian Star Development, Inc.
             Interim Consolidated Balance Sheet

                                            September 30, 1999
                                            --------------------
                                                (Unaudited)
ASSETS

Current assets
  Cash and cash equivalents . . . . . . . . .  $             4,601
  Prepayments . . . . . . . . . . . . . . . .              170,022
  Inventories . . . . . . . . . . . . . . . .                7,586
  Other assets. . . . . . . . . . . . . . . .               65,397
                                               --------------------
    Total current assets. . . . . . . . . . .              247,606

Land usage rights . . . . . . . . . . . . . .              469,814
Land improvement. . . . . . . . . . . . . . .            4,274,312
Construction in progress. . . . . . . . . . .            1,961,606
Property and equipment, net . . . . . . . . .            1,348,061
                                             ---------------------
Total assets. . . . . . . . . . . . . . . . .  $         8,301,399
                                               --------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Due to a shareholder. . . . . . . . . . . .  $           478,903
  Accounts payable. . . . . . . . . . . . . .              542,812
  Others payable. . . . . . . . . . . . . . .              276,009
  Accrued liabilities . . . . . . . . . . . .                9,223
                                               -------------------
    Total current liabilities . . . . . . . .            1,306,947

Commitments and contingencies

Minority interest . . . . . . . . . . . . . .              (50,486)

Shareholders' equity
Common stock, $0.001 par value:
  25,000,000 shares authorized and
    12,955,530 shares issued and outstanding
Common stock. . . . . . . . . . . . . . . . .               12,956
Additional paid-in capital. . . . . . . . . .            8,299,811
Accumulated losses. . . . . . . . . . . . . .           (1,267,829)

  Total shareholders' equity. . . . . . . . .            7,044,938
                                               --------------------

Total liabilities and shareholders' equity. .  $         8,301,399
                                               --------------------


See accompanying notes to unaudited consolidated condensed financial statements.

                       Asian Star Development, Inc.
               Interim Consolidated Statements of Operations

                              Three Months Ended       Nine Months Ended
                                September 30,             September 30,
                              --------------------     -------------------
                              1998           1999      1998          1999
                            ----------    ----------  ---------   ----------
                                   (Unaudited)           (Unaudited)

Revenue, net . . . . . . .  $ 174,317     $  22,643   $  174,317   $  41,926

Cost of sales. . . . . . . . .(75,872)      (22,965)     (75,872)    (40,603)
                            ---------     ---------   ----------   ---------

Gross profit . . . . . . . .   98,445          (322)      98,445       1,323

Selling expenses . . . . . . (109,836)       (8,856)    (109,836)    (78,928)

General and administrative
  expenses . . . . . . . . . (513,821)      (93,160)    (513,821)   (282,565)

Other income, net. . . . . . . . .178         1,458          178      53,370
                             ---------    ----------   ---------    ---------

Loss before income tax . . . (525,034)     (100,880)    (525,034)   (306,800)

Income tax provision . . . . . . . .-             -            -           -
                             --------     ---------    ---------    ---------

Net loss before minority
interest. . . . . . .        (525,034)     (100,880)    (525,034)   (306,800)

Less: Loss in a subsidiary
       attributed to minority
       interest. . . . . . . . 10,921         7,003       10,921      27,854
                             --------     ---------     --------    ---------

Net loss attributed to
  common shareholders. . . .$(514,113)    $(93,877)    $(514,113)  $(278,946)
                            ---------     --------     ----------  ----------
 loss per common share
  - Basic and diluted. . . .$  (0.041)    $ (0.007)    $  (0.043)  $  (0.021)
                            ----------    ---------    ---------   ----------

Weighted average number
  of common shares
  outstanding . . .         12,470,095   12,955,530    12,096,012  12,955,53
                            ----------   ----------    ----------  ---------

See accompanying notes to unaudited consolidated condensed financial statements.

                      Asian Star Development, Inc.
              Interim Consolidated Statements of Cash Flows
             Increase (Decrease) in Cash and Cash Equivalents
                       (Expressed in US Dollars)

                                                                Nine Months Ended
                                                                   September 30,
                                                                -------------------
                                                                     1998          1999
                                                       -------------------  ------------
                                                               (Unaudited)   (Unaudited)
Cash flows from operating activities
  Net loss. . . . . . . . . . . . . . . . . . . . . .  $         (514,113)  $  (278,946)
Adjustment to reconcile net loss to
      net cash provided by operating activities
Depreciation and amortisation of fixed assets . . . .              19,007        50,419
Loss on disposal of fixed assets. . . . . . . . . . .                   -         6,548
Recognition of deferred expense . . . . . . . . . . .              56,250       112,500
Non-cash compensation expense . . . . . . . . . . . .             399,657             -
Minority interest . . . . . . . . . . . . . . . . . .             (10,921)      (27,854)
Prepayments . . . . . . . . . . . . . . . . . . . . .             (29,093)      111,296
Inventories . . . . . . . . . . . . . . . . . . . . .             (24,100)       21,459
Other assets. . . . . . . . . . . . . . . . . . . . .            (106,856)      (44,992)
Accounts payable. . . . . . . . . . . . . . . . . . .             566,609       (36,477)
Others payable. . . . . . . . . . . . . . . . . . . .             119,479       149,562
Accrued expenses. . . . . . . . . . . . . . . . . . .             (60,261)      (86,514)
                                                       -------------------  ------------
Net cash provided by/(used by) operating activities .             415,658       (22,999)

Cash flows from investing activities
Payments for overhead . . . . . . . . . . . . . . . .            (256,001)     (248,825)
Payments for construction materials . . . . . . . . .                (324)     (148,251)
Acquisition of properties and fixed assets. . . . . .          (1,405,894)       (7,137)
Proceeds from disposal of fixed assets. . . . . . . .                   -        26,162
                                                       -------------------  ------------
Net cash used in investing activities . . . . . . . .          (1,622,219)     (378,051)

Cash flows from financing activities
Proceeds from common stock subscription . . . . . . .           1,600,660        91,980
(Repayment to)/advanced from a shareholder. . . . . .            (318,293)      241,981
                                                       -------------------  ------------
Net cash provided by financing activities . . . . . .           1,282,367       333,961

Net increase/(decrease) in cash and cash equivalents.              35,806       (67,089)

Cash and cash equivalents at beginning of period. . .              34,311        71,690
                                                       -------------------  ------------
Cash and cash equivalents at end of period. . . . . .  $           70,117   $     4,601
                                                       -------------------  ------------
Supplemental disclosure of significant
  non-cash transactions
Capital injection in Honpar Shilong for:
  Land usage right. . . . . . . . . . . . . . . . . .  $          234,905   $         -
  Land improvement. . . . . . . . . . . . . . . . . .             195,079             -
  Overhead pool . . . . . . . . . . . . . . . . . . .                 291             -

See accompanying summary of accounting policies and notes to consolidated financial statements.

                      Asian Star Development, Inc.
            Notes to Interim Consolidated Financial Statements
                       (Expressed  in  US  Dollars)

NOTE  1  -  BASIS  OF  PRESENTATION

The accompanying financial data as of September 30, 1999 and for the three and nine months ended September 30, 1999 and 1998, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's audited annual financial statements for the year ended December 31, 1998.

The preparation of financial statements in conformity with general accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of September 30, 1999 and for the three and nine months ended September 30, 1999, have been made. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the operating results for the full year.


NOTE  2  -  LAND  USAGE  RIGHTS

Land usage right is an intangible asset and stated at cost and is amortized over the unexpired land usage term ranging from 50 to 70 years.


NOTE  3  -  COMMITMENTS  AND  CONTINGENCIES

Based on the joint venture contracts and agreements the Company has entered into, the overall status of the four projects as of September 30, 1999 is as follows:

                      Total
                    Investment
                    Per Project       Costs
                   Per Agreement     Incurred     Years Remaining to Complete
Project             or Contract      to Date     Project Per Agreement/Contract
-------           --------------    ---------    ------------------------------
                                   (Unaudited)

Shilong  Town      $24,200,000      $  613,828       Seven

Shilong  Water
World                3,630,000       1,468,797       No time limit

Maple  City         38,000,000       2,016,621       No time limit

Shilong Town Hall   23,571,000       2,649,625       Pending on the PRC economic
                                                     conditions and endeavoring
                                                     to complete within 3 years
                   -----------       ---------
                   $89,401,000     $6,748,871
                   -----------     ----------

Financing  Resource  Dependency

Historically, the operating activities of the above four projects were substantially financed by one of the Company's directors through the form of either infusing equity capital or providing shareholder's loans in addition to the fund raising exercises implemented in 1997 and 1998.

Considering the condition that only limited funding is presently available, management believes that the completion of these four projects on a timely basis will depend significantly on the additional funding available to the Company through debt and/or equity financing in the near future.

NOTE  4  -  "6-12"  CONVENIENCE  STORE  CHAIN

According to the letter of intent entered into in September 1998, the Company planned to acquire 100% of total issued and outstanding shares of two PRC corporations through a 75% owned newly-established Hong Kong subsidiary. This plan has been subsequently changed as only one PRC corporation will be acquired. No cost has been incurred on this project as of September 30, 1999.

NOTE  5  -  HARMONIC  HALL  INVESTMENT

On July 6, 1999, one of the Company's wholly owned subsidiary has entered into a preliminary agreement to purchase 62.5% of Harmonic Hall Investment Holdings Limited in exchange for 3,870,968 restricted common stock of the Company. Up to date no formal agreement has been entered and no share exchange has been carried out yet.

NOTE  6  -  CONTINGENCIES

One of the Company's subsidiary, Honpar (Shilong) Properties Limited, is involved in a legal proceeding with a PRC construction company relating to the Shilong Town Hall project. The amount claimed by the construction company is approximately RMB5 million (equivalent to US$605,000). The management of the Company has denied and defended vigorously against the claim and believes that the realisation of this contingent liability is remote. Accordingly no provision has been provided for the claim amount.


ITEM  2.   MANAGEMENT'S  DISCUSSION  OF  OPERATIONS  AND  FINANCIAL  CONDITION

                          Asian Star Development, Inc.
                      Management's Discussion and Analysis
                        (Expressed  in  US  Dollars)

Results  of  Operations

Limited  Operating  History;  Accumulated  Deficit;  Need for Additional Capital

There is limited historical financial information about Registrant upon which to base an evaluation of the Registrant's performance or to make a decision regarding an investment in shares of Registrant's Common Stock. Registrant has an accumulated deficit of $1,267,829 through September 30, 1999. Registrant's cash and cash equivalents decreased from $70,117 at September 30, 1998 to $4,601 at September 30, 1999.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

Revenue from the operation of the Water Park's restaurant and swimming pool for the nine months ended September 30, 1999 amounted to $19,283 and $22,643 respectively. Revenue of Registrant for the nine months ended September 30, 1998 and for the quarter ended September 30, 1998 amounted to $174,317. Reduction in revenue is because of the suspension of restaurant business after the Chinese New Year. Included in the selling expenses of $78,928 for the nine months ended September 30, 1999 are mainly salary and depreciation expenses. Reduction in selling expenses is because of the gradual laid off of PRC staff after the Chinese New Year. Included in the general and administrative expenses include $175,262 consulting fees and $26,894 salary expenses. Reduction in general and administrative expenses is because of the provision of $339,657 employees' compensation for stock option granted and the provision of $60,000 CEO compensation for the quarter ended September 30, 1998.

Liquidity  and  Capital  Resources

For the quarter ended September 30, 1999, Registrant has generated negative cash flow of $67,089 from its operations for the nine months operation due to the payment for overhead. Due to the infant stage of its operations, substantial ongoing investment in properties and development efforts, and expenditures to build the appropriate infrastructure to support expected future growth, Registrant has been substantially dependent on private placements of its equity securities and shareholder loan financing to fund its cash requirements.

Expenditures for acquisition of properties and fixed assets decreased from $1,405,894 for the nine months ended September 30, 1998 to $7,137 for the nine months ended September 30, 1999. Expenditures for overhead, representing accumulated indirect costs which are related to projects, decreased from $256,001 for the nine months ended September 30, 1998 to $248,825 for the nine months ended September 30, 1999. Payments for construction materials increased from $324 for the nine months ended September 30, 1998 to $148,251 for the nine months ended September 30, 1999. Net cash used in investing activities decreased from $1,622,219 for nine months ended September 30, 1998 to $378,051 for nine months ended September 30, 1999.

Proceeds from common stock subscription decreased from $1,600,660 for the nine months ended September 30, 1998 to $91,980 for the nine months ended September 30, 1999.

As of September 30, 1999, Registrant's total assets and total liabilities were $8,301,399 and $1,306,947.

ITEM  6.   EXHIBITS  AND  REPORTS  ON  FORM  8-K.

EXHIBITS

a) All required exhibits, including the Company's Articles of Incorporation, and Bylaws, are attached to the Company's Form 10-SB, filed on May 11, 1999. All previously filed exhibits are incorporated herein by reference.

b) Reports on Form 8-K: No reports were on filed on Form 8K during the quarter ended September 30, 1999.

                           SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated  this  12th  day  of  November,  1999.

                           AbsoluteFuture.com

                           By:  /s/  Stephen Chow
                           Stephen Chow,  President