Form 10QSB
period 1999-03-31
ASIAN STAR DEVELOPMENT INC /NV
filed 1999-11-19
CIK 1046883

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB
          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended  March 31, 1999.

                        Commission File Number: 0-26029




                            Asian Star Development, Inc.
             (Exact name of registrant as specified in its charter)

                          Nevada             88-0866395
          (State of organization) (I.R.S. Employer Identification No.)

Room 930, Block B, East Wing, New World Office Bldg.
                         Tsimshatsui, Kowloon, Hong Kong
                    (Address of principal executive offices)

                                 (852) 2721-0936
              (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X

There are 12,955,5300 shares of common stock outstanding as of March 31, 1999.

PART I. FINANCIAL INFORMATION

Unaudited financial statements for the quarter and three-month period ended March 31, 1999.

                    Asian Star Development, Inc.
                Interim Consolidated Balance Sheet
                      (Expressed in US Dollars)

                                         March 31, 1999
                                         (Unaudited)
                                         --------------
ASSETS
Current assets
  Cash and cash equivalents.              $    18,105
  Prepayments                                 281,250
  Inventories                                  24,440
  Other assets                                 70,586
                                           ----------
    Total current assets                  $   394,381

Land usage rights                             469,814
Land improvement                            4,274,312
Construction in progress                    1,817,185
Property and equipment, net                 1,425,153
                                           ----------
Total assets                              $ 8,380,845

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Due to a shareholder                    $   299,449
  Accounts payable                            584,985
  Others payable                              285,139
  Accrued liabilities                           6,548
                                          -----------
    Total current liabilities             $ 1,176,121

Commitments and contingencies
Minority interest                         $        -
Shareholders' equity
Common stock, $0.001 par value:
  25,000,000 shares authorized             12,955,530
    shares issued and outstanding
Common stock                                   12,956
Additional paid-in capital                  8,299,811
Accumulated losses                         (1,108,043)
                                         ------------
  Total shareholders' equity                7,204,724

Total liabilities and shareholders'
     equity                                $8,380,845

See accompanying notes to unaudited consolidated condensed financial statements.

                     Asian Star Development, Inc.
            Interim Consolidated Statements of Operations
                      (Expressed in US Dollars)


                                          Three Months Ended  March 31,
                                             1998              1999
                                         (Unaudited)        (Unaudited)
                                          -----------------------------
Revenue, net                            $        -         $     19,283

Cost of sales                                    -              (17,638)

Gross profit                                     -                1,645

Selling expenses                                 -              (40,820)

General and administrative expenses              -              (88,255)

Other income, net                                -               30,902

Loss before income tax                           -              (96,528)

Income tax provision                             -                    -

Net loss before minority interest                -              (96,528)

Less:  Loss in a subsidiary attributed to
minority interest                                -                    -

Net loss attributed to common
shareholders                             $       -          $   (96,528)

Net loss per common share -
Basic and diluted                        $       -          $    (0.007)

Weighted average number of common
  shares outstanding                        11,822,804       12,955,530











See accompanying notes to unaudited consolidated condensed financial statements.

                              Asian Star Development, Inc.
                     Interim Consolidated Statements of Cash Flows
                    Increase (Decrease) in Cash and Cash Equivalents
                                (Expressed in US Dollars)

                                               Three Months Ended
                                                    March 31,
                                             1998              1999
                                          (Unaudited)       (Unaudited)
                                         ------------------------------
Cash flows from operating activities
  Net loss                                $     -          $   (96,528)

Adjustment to reconcile net loss to
net cash provided by operating activities:
Depreciation and amortization of fixed
assets                                          -                8,602
Recognition of deferred expense                 -               56,250
Prepayments                                     -               56,318
Inventories                                     -                4,605
Other assets                                   (466)           (50,181)
Accounts payable                                -                5,696
Others payable                              (33,860)           158,692
Accrued expenses                            (60,901)           (89,189)

Net cash (used in)/provided by
operating activities                        (95,227)            54,265

Cash flows from investing activities
Payments for overhead                       (96,552)          (138,768)
Payments for construction materials         (99,174)          (113,887)
Acquisition of properties and fixed assets        -             (9,702)

Net cash used in investing activities      (195,726)          (262,357)

Cash flows from financing activities
Proceeds from common stock subscription     294,662             91,980
Advance from a shareholder                   31,798             62,527

Net cash provided by financing activities   326,460            154,507
Net increase/(decrease) in cash and cash
Equivalents                                  35,507            (53,585)
Cash and cash equivalents at beginning
of period                                    34,311             71,690
Cash and cash equivalents at end of
period                                  $    69,818        $    18,105

Supplemental disclosure of significant
  non-cash transactions
Capital injection in Honpar Shilong for:
  Land improvement                      $    75,529        $         -

See accompanying notes to audited consolidated condensed financial statements.

NOTE 1 - BASIS OF PRESENTATION
The accompanying financial data as of March 31, 1999 and for the three months ended March 31, 1999 and 1998, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's audited annual financial statements for the year ended December 31, 1998.

The preparation of financial statements in conformity with general accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of March 31, 1999 and for the three months ended March 31, 1999, have been made. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the operating results for the full year.

NOTE 2 - LAND USAGE RIGHTS
Land usage right is an intangible asset and stated at cost and is amortized over the unexpired land usage term ranging from 50 to 70 years.

NOTE 3 - COMMITMENTS AND CONTINGENCIES
Based on the joint venture contracts and agreements the Company has entered into, the overall status of the four projects as of March 31, 1999 (unaudited) is as follows:

Project             Total
                    Investment
                    Per Project         Costs           Years Remaining to
                    Per Agreement       Incurred        Complete the Project Per
                    or Contract         to Date         Agreement or Contract
---------------    --------------       ---------       -------------------------
Shilong Town       $  24,200,000      $   579,464       Seven

Shilong Water World    3,630,000        1,468,797       No time limit

Maple City            38,000,000        2,016,621       No time limit

Shilong Town Hall     23,571,000        2,649,625       Pending on the PRC
                                                        economic condition
                                                        and endeavoring
                                                        complete within
                                                        three years
                  ---------------     -----------
                  $   89,401,000      $ 6,714,507
                  ==============      ===========

                                          4

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

NOTE 4 - SUBSEQUENT EVENTS

On July 6, 1999, one of the Company's wholly owned subsidiary has entered into a preliminary agreement to purchase 62.5% of Harmonic Hall Investment Holdings Limited in exchange for 3,870,968 restricted common stock of the Company. Up to date no formal agreement has been entered.

ITEM  2.   MANAGEMENT'S  DISCUSSION  OF  OPERATIONS  AND  FINANCIAL  CONDITION

Please see Registrant's Form 10SB, filed May 11, 1999.

ITEM  6.   EXHIBITS  AND  REPORTS  ON  FORM  8-K.

EXHIBITS

a) All required exhibits, including Registrant's Articles of Incorporation and Bylaws, are attached to Registrant's Form 10-SB, filed on May 11, 1999. All exhibits required to be filed herein are incorporated by reference to that Form.

b)    No reports  on  Form  8-K were filed by Registrant during the quarter.

                           SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated  this  12th  day  of  November,  1999.

                           Asian Star Development, Inc.
                           By:  /s/  Stephen Chow
                                     President