Form 10QSB/A
period 1999-09-30
ASIAN STAR DEVELOPMENT INC /NV
filed 1999-12-01
CIK 1046883

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB/A
    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934

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

                                            September 30, 1999
                                            --------------------
                                                (Unaudited)
ASSETS
Current assets
  Cash and cash equivalents . . . . . . . . .  $             4,601
  Prepayments . . . . . . . . . . . . . . . .              170,022
  Inventories . . . . . . . . . . . . . . . .                7,586
  Other assets. . . . . . . . . . . . . . . .               65,397
                                               --------------------
    Total current assets. . . . . . . . . . .              247,606

Land usage rights . . . . . . . . . . . . . .              469,814
Land improvement. . . . . . . . . . . . . . .            4,274,312
Construction in progress. . . . . . . . . . .            1,961,606
Property and equipment, net . . . . . . . . .            1,348,061
                                             ---------------------
Total assets. . . . . . . . . . . . . . . . .  $         8,301,399
                                               --------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Due to a shareholder. . . . . . . . . . . .  $           478,903
  Accounts payable. . . . . . . . . . . . . .              542,812
  Others payable. . . . . . . . . . . . . . .              276,009
  Accrued liabilities . . . . . . . . . . . .                9,223
                                               -------------------
    Total current liabilities . . . . . . . .            1,306,947

Commitments and contingencies
Minority interest . . . . . . . . . . . . . .                    -
Shareholders' equity
Common stock, $0.001 par value:
  25,000,000 shares authorized and
    12,955,530 shares issued and outstanding
Common stock. . . . . . . . . . . . . . . . .               12,956
Additional paid-in capital. . . . . . . . . .            8,299,811
Accumulated losses. . . . . . . . . . . . . .           (1,318,315)

  Total shareholders' equity. . . . . . . . .            6,994,452
                                               --------------------
Total liabilities and shareholders' equity. .  $         8,301,399
                                               --------------------

See accompanying notes to unaudited consolidated condensed financial statements.


                       Asian Star Development, Inc.
               Interim Consolidated Statements of Operations

                              Three Months Ended       Nine Months Ended
                                September 30,             September 30,
                              --------------------     -------------------
                              1998           1999      1998          1999
                            ----------    ----------  ---------   ----------
                                   (Unaudited)           (Unaudited)

Revenue, net . . . . . . .  $ 174,317     $  22,643   $  174,317   $  41,926

Cost of sales. . . . . . . . .(75,872)      (22,965)     (75,872)    (40,603)
                            ---------     ---------   ----------   ---------

Gross profit . . . . . . . .   98,445          (322)      98,445       1,323

Selling expenses . . . . . . (109,836)       (8,856)    (109,836)    (78,928)

General and administrative
  expenses . . . . . . . . . (513,821)      (93,160)    (513,821)   (282,565)

Other income, net. . . . . . . . .178         1,458          178      53,370
                             ---------    ----------   ---------    ---------

Loss before income tax . . . (525,034)     (100,880)    (525,034)   (306,800)

Income tax provision . . . . . . . .-             -            -           -
                             --------     ---------    ---------    ---------

Net loss before minority
interest. . . . . . .        (525,034)     (100,880)    (525,034)   (306,800)

Less: Loss in a subsidiary
       attributed to minority
       interest. . . . . .          -             -            -            -
                             --------     ---------     --------    ---------

Net loss attributed to
  common shareholders. .    $(525,034)    $(100,880)    $(525,034)  $(306,800)
                            ---------     --------     ----------  ----------
 loss per common share
  - Basic and diluted. .    $  (0.042)    $ (0.008)    $  (0.043)  $  (0.024)
                            ----------    ---------    ---------   ----------

Weighted average number
  of common shares
  outstanding . . .         12,470,095   12,955,530    12,096,012  12,955,530
                            ----------   ----------    ----------  ----------

See accompanying notes to unaudited consolidated condensed financial statements.

                      Asian Star Development, Inc.
              Interim Consolidated Statements of Cash Flows
             Increase (Decrease) in Cash and Cash Equivalents
                       (Expressed in US Dollars)
                                                                Nine Months Ended
                                                                   September 30,
                                                                -------------------
                                                                     1998          1999
                                                       -------------------  ------------
                                                               (Unaudited)   (Unaudited)
Cash flows from operating activities
  Net loss. . . . . . . . . . . . . . . . . . . . .  $        (525,034)  $  (306,800)
Adjustment to reconcile net loss to
      net cash provided by operating activities
Depreciation and amortisation of fixed assets . . . .              19,007        50,419
Loss on disposal of fixed assets. . . . . . . . . . .                   -         6,548
Recognition of deferred expense . . . . . . . . . . .              56,250       112,500
Non-cash compensation expense . . . . . . . . . . . .             399,657             -
Prepayments . . . . . . . . . . . . . . . . . . . . .             (29,093)      111,296
Inventories . . . . . . . . . . . . . . . . . . . . .             (24,100)       21,459
Other assets. . . . . . . . . . . . . . . . . . . . .            (106,856)      (44,992)
Accounts payable. . . . . . . . . . . . . . . . . . .             566,609       (36,477)
Others payable. . . . . . . . . . . . . . . . . . . .             119,479       149,562
Accrued expenses. . . . . . . . . . . . . . . . . . .             (60,261)      (86,514)
                                                       -------------------  ------------
Net cash provided by/(used by) operating activities .             415,658       (22,999)
Cash flows from investing activities
Payments for overhead . . . . . . . . . . . . . . . .            (256,001)     (248,825)
Payments for construction materials . . . . . . . . .                (324)     (148,251)
Acquisition of properties and fixed assets. . . . . .          (1,405,894)       (7,137)
Proceeds from disposal of fixed assets. . . . . . . .                   -        26,162
                                                       -------------------  ------------
Net cash used in investing activities . . . . . . . .          (1,622,219)     (378,051)
Cash flows from financing activities
Proceeds from common stock subscription . . . . . . .           1,600,660        91,980
(Repayment to)/advanced from a shareholder. . . . . .            (318,293)      241,981
                                                       -------------------  ------------
Net cash provided by financing activities . . . . . .           1,282,367       333,961
Net increase/(decrease) in cash and cash equivalents.              35,806       (67,089)
Cash and cash equivalents at beginning of period. . .              34,311        71,690
                                                       -------------------  ------------
Cash and cash equivalents at end of period. . . . . .  $           70,117   $     4,601
                                                       -------------------  ------------
Supplemental disclosure of significant
  non-cash transactions
Capital injection in Honpar Shilong for:
  Land usage right. . . . . . . . . . . . . . . . . .  $          234,905   $         -
  Land improvement. . . . . . . . . . . . . . . . . .             195,079             -
  Overhead pool . . . . . . . . . . . . . . . . . . .                 291             -

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

Dated  this  1st  day  of  December,  1999.

                           Asian Star Development, Inc.
                           By:  /s/  Stephen Chow
                           Stephen Chow,  President