Form 10QSB
period 1999-06-30
ASIAN STAR DEVELOPMENT INC /NV
filed 1999-12-17
CIK 1046883

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB
          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended  June 30, 1999.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X

There are 12,955,530 shares of common stock outstanding as of June 30, 1999.

PART I. FINANCIAL INFORMATION

Unaudited financial statements for the quarter and three-month period ended June 30, 1999.

                    Asian Star Development, Inc.
                Interim Consolidated Balance Sheet
                      (Expressed in US Dollars)

                                         June 30, 1999
                                         (Unaudited)
                                         -------------
ASSETS
Current assets
  Cash and cash equivalents.              $    10,371
  Prepayments                                 226,220
  Inventories                                  20,469
  Other assets                                 67,701
                                           ----------
    Total current assets                  $   324,761

Land usage rights                             469,814
Land improvement                            4,274,312
Construction in progress                    1,899,283
Property and equipment, net                 1,402,551
                                           ----------
Total assets                              $ 8,370,721

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Due to a shareholder                    $   418,720
  Accounts payable                            587,160
  Others payable                              266,952
  Accrued liabilities                           2,557
                                          -----------
    Total current liabilities             $ 1,275,389

Commitments and contingencies
Minority interest                         $        -
Shareholders' equity
Common stock, $0.001 par value:
  25,000,000 shares authorized
  12,955,530 shares issued and
  outstanding
Common stock                                   12,956
Additional paid-in capital                  8,299,811
Accumulated losses                         (1,217,435)
                                         ------------
  Total shareholders' equity                7,095,332

Total liabilities and shareholders'
     equity                                $8,370,721

See accompanying notes to unaudited consolidated condensed financial statements.

                     Asian Star Development, Inc.
            Interim Consolidated Statements of Operations
                      (Expressed in US Dollars)


                                          Six Months Ended  June 30,
                                             1998              1999
                                         (Unaudited)        (Unaudited)
                                          -----------------------------
Revenue, net                            $        -         $     19,283

Cost of sales                                    -              (17,638)

Gross profit                                     -                1,645

Selling expenses                                 -              (70,072)

General and administrative expenses              -             (189,405)

Other income, net                                -               51,912

Loss before income tax                           -             (205,920)

Income tax provision                             -                    -

Net loss before minority interest                -             (205,920)

Less:  Loss in a subsidiary attributed to
minority interest                                -                    -

Net loss attributed to common
shareholders                             $       -          $  (205,920)

Net loss per common share -
Basic and diluted                        $       -          $    (0.016)

Weighted average number of common
  shares outstanding                        11,822,804       12,955,530











See accompanying notes to unaudited consolidated condensed financial statements.

                              Asian Star Development, Inc.
                     Interim Consolidated Statements of Cash Flows
                    Increase (Decrease) in Cash and Cash Equivalents
                                (Expressed in US Dollars)

                                                Six Months Ended
                                                    June 30,
                                             1998              1999
                                          (Unaudited)       (Unaudited)
                                         ------------------------------
Cash flows from operating activities
  Net loss                                $     -          $  (205,920)
Adjustment to reconcile net loss to
net cash provided by operating activities:
Depreciation and amortization of fixed
assets                                          -               25,154
Recognition of deferred expense                 -              112,500
Prepayments                                     -               55,098
Inventories                                     -                8,576
Other assets                                 (1,031)           (47,296)
Accounts payable                                -                7,871
Others payable                              (33,860)           140,505
Accrued expenses                            (66,901)           (93,180)
                                          ----------         ---------
Net cash (used in)/provided by
operating activities                       (101,792)             3,308
Cash flows from investing activities
Payments for overhead                      (203,664)          (186,502)
Payments for construction materials        (365,126)          (148,251)
Acquisition of properties and fixed assets        -             (3,652)
                                            --------          ---------
Net cash used in investing activities      (568,790)          (338,405)
Cash flows from financing activities
Proceeds from common stock subscription     940,662             91,980
Advance from a shareholder                  (83,566)           181,798
                                           --------           --------
Net cash provided by financing activities   857,096            273,778
Net increase/(decrease) in cash and cash
Equivalents                                 186,514            (61,319)
Cash and cash equivalents at beginning
of period                                    34,311             71,690
                                           --------            --------
Cash and cash equivalents at end of
period                                  $   220,825        $     10,371

Supplemental disclosure of significant
  non-cash transactions
Capital injection in Honpar Shilong for:
  Land improvement                      $   138,387        $         -
  Overhead                                      291                  -

See accompanying notes to audited consolidated condensed financial statements.

NOTE 1 - BASIS OF PRESENTATION
The accompanying financial data as of June 30, 1999 and for the six months ended June 30, 1999 and 1998, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's audited annual financial statements for the year ended December 31, 1998.

The preparation of financial statements in conformity with general accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of June 30, 1999 and for the six months ended June, 1999, have been made. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the operating results for the full year.

NOTE 2 - LAND USAGE RIGHTS
Land usage right is an intangible asset and stated at cost and is amortized over the unexpired land usage term ranging from 50 to 70 years.

NOTE 3 - COMMITMENTS AND CONTINGENCIES
Based on the joint venture contracts and agreements the Company has entered into, the overall status of the four projects as of June 30, 1999 (unaudited) is as follows:

Project             Total
                    Investment
                    Per Project         Costs           Years Remaining to
                    Per Agreement       Incurred        Complete the Project Per
                    or Contract         to Date         Agreement or Contract
---------------    --------------       ---------       -------------------------
Shilong Town       $  24,200,000      $   613,828       Seven

Shilong Water World    3,630,000        1,468,797       No time limit

Maple City            38,000,000        2,016,621       No time limit

Shilong Town Hall     23,571,000        2,649,625       Pending on the PRC
                                                        economic condition
                                                        and endeavoring
                                                        complete within
                                                        three years
                  ---------------     -----------
                  $   89,401,000      $ 6,748,871
                  ==============      ===========

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

NOTE 4 - "6-12" CONVENIENCE STORE CHAIN

According to the letter of intent entered into in September 1998, the Company plans to acquire 100% of the total issued and outstanding shares of two PRC corporations through a 75% owned newly-established Hong Kong subsidiary. No cost has been incurred on this project as of June 30, 1999.

NOTE 5 - SUBSEQUENT EVENTS

On July 6, 1999, one of the Company's wholly owned subsidiary has entered into a preliminary agreement to purchase 62.5% of Harmonic Hall Investment Holdings Limited in exchange for 3,870,968 restricted common stock of the Company. To Date, no formal agreement has been entered

ITEM  2.   MANAGEMENT'S  DISCUSSION  OF  OPERATIONS  AND  FINANCIAL  CONDITION

 Results of Operations

Limited Operating History; Accumulated Deficit; Need for Additional Capital

There is limited historical financial information about Registrant upon which to base an evaluation of the Registrant's performance or to make a decision regarding an investment in shares of Registrant's Common Stock. Registrant has an accumulated deficit of $1,173,952 through June 30, 1999. Registrant's cash and cash equivalents decreased from $220,825 at June 30, 1998 to $10,371 at June 30, 1999.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

Sales for the operation of the Water Park's restaurant for the six months ended June 30, 1999 amounted to $19,283. Registrant had no revenues for the six months ended June 30, 1998 and for the quarter ended June 30, 1999. Included in the selling expenses of $70,072 for the six months ended June 30, 1999 are mainly salary and depreciation expenses. Reduction in selling expenses is because of the gradual laid off of staff resulting from the temporary suspension of restaurant business after the Chinese New Year. General and administrative expenses include $116,628 consulting fees and $20,730 salary expenses.

Liquidity and Capital Resources

For the quarter ended June 30, 1999, Registrant has generated positive cash flow of $3,308 from its operations for the six months operation due to the prepayment of expense in last year. Due to the infant stage of its operations, substantial ongoing investment in properties and development efforts, and expenditures to build the appropriate infrastructure to support expected future growth,

Registrant has been substantially dependent on private placements of its equity securities and shareholder loan financing to fund its cash requirements.

Expenditures for acquisition of properties and fixed assets increased from zero for the six months ended June 30, 1998 to $3,652 for the six months ended June 30, 1999. Expenditures for overhead, representing accumulated indirect costs which are related to projects, decreased from $203,664 for the six months ended June 30, 1998 to $186,502 for the six months ended June 30, 1999. Payments for construction materials decreased from $365,126 for the six months ended June 30, 1998 to $148,251 for the six months ended June 30, 1999. Net cash used in investing activities decreased from $568,790 for six months ended June 30, 1998 to $338,405 for six months ended June 30, 1999.

Proceeds from common stock subscription decreased from $940,662 for the six months ended June 30, 1998 to $91,980 for the six months ended June 30, 1999.

As of June 30, 1999, Registrant's total assets and total liabilities were $8,370,721 and $1,275,389.

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