Form 10KSB
period 1999-12-31
ASIAN STAR DEVELOPMENT INC /NV
filed 2000-03-28
CIK 1046883

SECURITIES EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
                                ----------------

                                   FORM 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                        Commission file number 000-26029

                          ASIAN STAR DEVELOPMENT, INC.
                           ---------------------------
             (Exact name of registrant as specified in its Charter)

                                     Nevada
                                    --------
         (State of other jurisdiction of incorporation or organization)

                                   86-0866395
                                ----------------
                      (I.R.S. Employer Identification No.)

                          Room 930, Block B, East Wing
                            New World Office Building
                         Tsimshatsui, Kowloon, Hong Kong
                  ---------------------------------------------
                    (Address of Principal Executive Offices)

       Registrant's telephone number, including area code:(852) 2721-0936

     Securities to be registered pursuant to Section 12(b) of the Act: None

             Securities to be registered pursuant to Section 12(g)
                            of the Act: Common Stock

                                  Common Stock
                                  ------------
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes XX No _____
                                                          --

Securities registered under Section 12(g) of the Exchange Act:

There are 12,955,530 shares of common stock outstanding as of December 31, 1999. The shares are traded on the OTC Bulletin Board.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained , to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10_KSB. X.

State issuer's revenues for its most recent fiscal year: $41,926

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. On March 17, 2000, the aggregate market value was $32,971,250.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 12,955,530 shares
                                                     ------------------

                       TABLE  OF  CONTENTS
                       -------------------

              Part  I

Item  1     Description of Business

Item  2     Description of Property

Item  3     Legal Proceedings

Item  4     Submission of Matters to a Vote of Security Holders


              Part  II

Item  5     Market for Common Equity and Related Stockholder Matters

                The Company's shares of Common Stock are traded on the OTC Bulletin Board. The High/Low bid quotations for the period ending December 31, 1999, was $3.50/$.75

Item  6     Management's Discussion and Analysis of Plan of Operations.


Item  7     Financial Statements

Item 8 Changes in and Disagreement with Accountants on Accounting and Financial Disclosure.


              Part  III

Item 9 Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Item 10     Executive Compensation

Item 11     Security Ownership of Certain Beneficial Owners and
            Management

Item 12     Certain Relationships and Related Transactions

Item 13     Exhibits, List and Reports on Form 8-K

ITEM  1.  DESCRIPTION  OF  BUSINESS
          =========================


Background  and  Reorganization
---------------------------------
Asian Star Development, Inc., (Registrant) was incorporated under the laws of the State of Nevada in United States of America on January 8, 1997 to conduct real estate development business in the People's Republic of China (PRC). Currently, Registrant has four (4) separate projects under development in PRC. In addition, the Company has signed a joint development agreement for the acquisition of an LPG cylinder and LPG bottling plant in Malaysia, together with the development of a Super Port in the State of Kelantan, Malaysia, all contingent upon further governmental approval. The Registrant believes this will be a long-term project, if approved. In addition, the Super Port project will require substantial cash investments which Registrant is not currently capable of funding and, therefore, will be required to find a venture partner, such as a major oil company, to participate and provide the necessary funding. Registrant has not contacted any such potential partner and will not do so unless and until the project is approved by all necessary Malaysian governmental agencies. In addition, the acquisition of the two LPG facilities will require cash payments from Registrant, which Registrant anticipates will have to be generated from the sale of its common stock in private placement transactions, if and when the projects receive the requisite governmental approvals.

Business Acquisitions
---------------------
On January 8, 1997, Registrant entered into an agreement with Honpar (Huangzhou) Properties Limited, a Hong Kong corporation, for the purchase and sale of certain assets. Stephen Chow, an officer, director and principal shareholder of Registrant, is also an officer, director and principal shareholder of Honpar (Huangzhou). Pursuant to the terms of the Agreement, Registrant issued a total of 5,760,000 shares of its restricted Common Stock in exchange for all of the rights and interests in and to the assets of Honpar (Huangzhou), consisting of an 80% equity interest in and to 2 projects known as "Dragon Villa" and "Water World". A total of 4,885,700 of the shares were issued to 4 parties who are officers, directors and/or principal share- holders of Registrant as follows:


Name of Officer/Director/Principal Shareholder              Number of Shares
----------------------------------------------              ----------------
Stephen Chow                                                4,322,700
Extensiview Ltd.                                              503,000
Paul Tong (1)                                                  10,000
Paul Lam                                                       50,000

(1) These shares are held in the name of Sino Pride Group Limited, a Hong Kong corporation of which Mr. Tong, an officer, director and shareholder of Registrant, is an officer, director and principal shareholder.

The balance of 874,300 shares were issued to 81 unrelated third parties.

This transaction was a reverse acquisition in which the controlling Shareholders of Honpar (Huangzhou) became the controlling shareholders of Registrant. The number of shares issued was based on the estimated market value of the properties at the time of acquisition, which was approximately US$14,164,000, or approximately $2.46 per share.

On January 8, 1997, Registrant entered into an agreement with Honpar Properties Limited, a Hong Kong corporation, for the purchase and sale of certain assets. Stephen Chow, an officer, director and principal shareholder of Registrant, is also an officer, director and shareholder of Honpar Properties Limited. Pursuant to the terms of the Agreement, Registrant issued a total of 3,240,000 shares of its restricted Common Stock in exchange for all of the rights and interests in and to the assets, consisting of all right, title and interest in a project known as "Maple City". A total of 2,309,000 of the shares were issued to 5 parties who are officers, directors, advisors and/or principal shareholders of the Registrant as follows:


Name of Officer/Director/Principal Shareholder              Number of Shares
----------------------------------------------              ----------------
Stephen Chow                                                1,077,300
Extensiview Ltd.                                              972,000
Sang Chan                                                     103,000
Paul Tong (1)                                                 100,000
Sam Chow (2)                                                   56,700

(1) These shares are held in the name of Sino Pride Group Limited, a Hong Kong corporation of which Mr. Tong, an officer, director and shareholder of Registrant, is an officer, director and principal shareholder.

(2) Sam Chow is a member of Registrant's Advisory Board and the brother of Stephen Chow.

The balance of 931,000 shares were issued to 19 unrelated third parties. The number of shares issued was based on the estimated market value of the properties at the time of acquisition, which was approximately US$6,524,000, or approximately $2.01 per share.

On December 15, 1998, Registrant issued 2,590,730 shares of Common Stock at $1.113 per share in exchange for 100% equity interest in Honpar (Shilong) Properties Limited (Honpar Shilong), a Hong Kong corporation of which Stephen Chow, an officer, director and principal shareholder of Registrant, is an officer, director and principal shareholder. The 2,590,730 shares issued by Registrant for the exchange of Honpar Shilong's shares was based on the historical cost of the net assets and liabilities of Honpar Shilong, which was $2,879,078 . The price per share of $1.113 used to determine the number of Registrant's shares to be issued (2,590,730 shares) was based on a 30% discount on the weighted average trading price of the Registrant's shares 60 days before the transaction date. Honpar Shilong has one project, the Shilong City Hall, which has been under construction since 1996. Registrant intends to sell all of the above development projects once they are completed and fully operational.


Name of Officer/Director/Principal Shareholder              Number of Shares
----------------------------------------------              ----------------
Stephen  Chow(1)                                              180,000


(1) Immediately upon his receipt of these shares, Mr. Chow made a gift of all 180,000 shares, in three (3) equal parts, each consisting of 60,000 shares, to his three daughters, Connie Chow, Conway Chow and Melody Chow. Each of his daughters is over 21 years of age and none of them reside in the same house-hold as Mr. Chow.

As a result of Registrant's acquisitions of Honpar (Huangzhou), Honpar Properties Limited and Honpar (Shilong) Properties Limited, the officers, directors and principal shareholders of Registrant received the following aggregate number of shares and percentage of outstanding shares of Registrant:




Name of Officer, Director          Aggregate Number         Percentage of Total
Principal Shareholder             of Shares Received        Outstanding Shares
------------------------          ------------------       -------------------
Stephen Chow                          5,400,000                  42%
Extensiview Ltd.                      1,475,000                  11%
Paul Tong                               110,000                   1%
Sang Chan                               103,000                   1%
Paul Lam                                 50,000              Less than 1%
Sam Chow                                 56,700              Less than 1%


Including business combinations described above, Registrant's subsidiaries and equity interests therein are as follows:

NAME                                       INCORPORATED    EQUITY
----                                       IN              INTEREST
                                           --------------  ---------

DONGGUAN DRAGON VILLA LTD                     PRC            80%
DONGGUAN DRAGON ENTERTAINMENT CENTRE LTD.     PRC            80%
HONSTAR ENTERTAINMENT CENTRE LTD              PRC           100%
GANG FENG (BOLUO) REAL ESTATE CO. LTD         PRC           100%
HONPAR (SHILONG) PROPERTIES LIMITED           HONG KONG     100%
ASIAN STAR (HONG KONG) LIMITED                HONG KONG     100%

General
-------
Registrant raised a total of $723,600 in a public offering pursuant to an exemption provided by Rule 504 of Regulation D, promulgated under the Securities Act of 1933, as amended. The offering was approved for sale by the New York State Department of Law on June 4, 1997 and was closed on March 12, 1998. A total of 361,800 shares of Common Stock, at a price of $2.00 per share were sold under the offering.

Registrant has a Web site at www.asianstardev.com.

Registrant's corporate offices are located at Suite 930, East Wing, Block B, New World Office Building, Tsimshatsui, Kowloon, Hong Kong.

Registrant's  Business  Strategy
--------------------------------
Registrant's business strategy is to complete its current projects in China, while seeking purchasers for the projects in their current stage of development. Registrant's current projects involve resorts, amusement parks and entertainment complexes; however, Registrant may, if the opportunity arises and seems feasible, seek to also build and develop shopping malls and other retail centers and multi-use structures. Once a project is completed and fully operational, Registrant intends to sell its interests in and to that project, thereby generating funds for other business projects selected by Registrant. (See "Management Discussion and Analyses-Results of Operations" and "Description of Projects-Limited Operating History; Accumulated Deficit; Need for Additional Capital.") Registrant will also seek to diversify its business by expanding into technology projects on a joint venture basis. Registrant is currently involved in discussions and negotiations for various technology-related projects.

Four(4) Real Estate Projects Under Development
----------------------------------------------

1.  Dragon  Villa  Resort  in  Shilong,  Dongguan,  Guandong  Province:

Honpar (Huangzhou) Properties Limited, a Hong Kong corporation wholly owned by Stephen S. Chow, Chairman of the Board and President of Registrant, entered into an equity joint venture agreement with Shilong City Development Co., a company owned by the Government of Shilong City, to develop a piece of property at the gateway of the Huangzhou Development District, a new district of Shilong City.

Honpar (Huangzhou) Properties Limited owned 80% of the Joint Venture and the Shilong Government owns 20%. On January 8, 1997, Registrant entered into an asset purchase agreement whereby it acquired all of Honpar (Huangzhou)
Properties Limited's right, title and interest in and to the joint venture agreement and project in exchange for 5,760,000 shares of Registrant's restricted common stock. According to the terms of the agreement, the profit and loss sharing ratio between Registrant and Shilong City Development Co. is 80% and 20%, respectively.

Shilong City Development Co. contributed 57,500 square meters (approximately 86 acres) of land to the project and is responsible for securing government approvals, permits and licenses, and obtaining financing for all infrastructure improvements (electricity, drinking water, sewer lines, gas, telecommunications, etc.) prior to commencement of construction. As of December 31, 1999, 5,700 square meters land usage rights certificate was obtained. The joint venture company is awaiting issuance of the land usage rights certificates from the relevant authorities for the remaining parcels. Registrant is responsible for the master layout of the project, architectural design, coordination and building supervision, as well as cost of the construction of the buildings, including road work and landscaping.

The master plans for the project were approved by the Shilong City Government and construction work has commenced with piling work already completed for Phase 1 and part of Phase 2.

Phase 1 will consist of:

(1) Resort Hotel - The 4-story building is completed and ready for interior finish work.
                                        5

(2) Entertainment Center - The building plans have been approved and construction has commenced. The building will house the largest Night Club/Music Hall in Guangdong. The Entertainment Center will also contain a Sports & Recreation Club, Restaurant, Sauna and other indoor activities.

An approximately 67-acre site adjacent to this project was designated for a water park, which will become an integral part of the recreational activities of the Dragon Villa Resort. Registrant contributed funds in the amount of $1,468,797 to the joint venture company, Dongguan Dragon Villa Limited, for the construction of the water park, while the PRC joint venture partner contributed a parcel of land. This parcel of land will be returned to the PRC joint venture partner when the co-operative joint venture agreement expires in 70 years commencing from 1997. The construction of the water park and entertainment center which includes facilities such as a restaurant, swimming pools and a kiosk was completed and operations commenced on August 1, 1998. The park is now open and has a full range of water sports and entertainment facilities, including a standard size underwater musical swimming pool, wave pool, toddler's pool, water slide towers, restaurant and other facilities. The water park operation is seasonal. The profit and loss sharing ratio between Dongguan Dragon Villa Limited and the joint venture partner is 80% and 20%, respectively.

Shilong is a well-known industrial/business area of Dongguan in the Guangdong Province. It is located in the northern portion of Dongguan and is serviced by a well-developed road and communication network to other cities. The entire region is served by the Shenzhen/Guangzhou Freeway, which connects Dongguan to Guangzhou in the north and Shenzhen in the south. Shilong is approximately a 13-hour drive from Hong Kong.

Shilong is also serviced by train, which takes approximately 45 minutes, either from Guangzhou or Shenzhen. Planning is currently underway for redevelopment of the existing train station into a modern train station to match the operation of a high speed train serving the increasing population from the various local districts. The journey from Shilong to Guangzhou is expected to be shortened to approximately 20 minutes when the new train station project is completed in 2001.

Shilong is one of the cities of Dongguan with active foreign investments by high-tech industries from Japan, Taiwan, Hong Kong and the U.S. With the
continuing  development  of  major  entertainment/leisure   complexes,  such  as
Registrant's water park and other planned resorts, Shilong is projected to become a major regional entertainment center.

With the continuing growth in both the business and residential markets in Shilong and Guandong Province, Registrant believes its projects will be highly successful and will make a significant contribution to the successful development of the areas of the Province where it operates.

2.  Mapi  (Maple  City),  Guandong,  China:

Honpar Properties Limited, a Hong Kong corporation, entered into a Joint Venture Agreement with the Government of Mapi to develop Maple City, nicknamed the "City of the Future". Under the terms of the agreement,the Government of Mapi is responsible for securing all necessary government approvals, permits and licenses for all aspects of the project and obtaining financing for all infrastructure improvements (electricity, drinking water, sewer lines, gas, telecommunications, etc.) prior to commencement of construction. Honpar Properties Limited is responsible for the development and construction of the joint venture projects. On January 8, 1997, Registrant entered into an asset purchase agreement with Honpar Properties Limited to acquire all of Honpar's rights, titles and interests in the Maple City Joint Venture Agreement.

The Maple City project, which is developed by Registrant, comprises 3 parcels of land which are close, but not adjacent to each other. The land usage rights certificates for the Maple City project stipulate a lease term of 70 years commencing from 1993 and the total area is approximately 74,000 square meters (approximately 111 acres). It is the intention of Registrant to build a hotel, commercial and entertainment complex on these parcels of land.

Registrant intends to develop the parcels as follows:

(1) A Hotel Entertainment Center/Exhibition Plaza will be built on 35,000 square meters in the heart of the project. The building is completed and ready for interior finish work. The main building will house a hotel with 24 rooms, a night club, a sauna and restaurant on the first floor. Registrant anticipates expansion of the hotel to up to 200 rooms in the future.

(2) An exclusive resort with a private lake, single family homes, marina, club and water amusement facilities will be built on 6,000 square meters. The infrastructure work and utilities are currently being completed. The main road from the City Center Gateway to the project site has been completed.

(3) A commercial/residential complex in the City Center Gateway will be built on 33,000 square meters. All utilities and infrastructure work has been completed on this project.

The Maple City Master Plan includes the new railway station and freeway system and includes 500 acres for an industrial park near the train station. 86 acres are reserved for hotel, commercial, entertainment and condominium developments in the heart of the city. Approximately 600 acres are set aside around the lakeshore areas of Red Lady Lake for the usage of developing resort and residential properties. Maple City is located east of Guangzhou and north of Huizhou and in the center of Guandong Province, the wealthiest and most developed Province, with a total population of 62,460,000. Fully aware of the fact that both Guangzhou City and Shenzhen City are overly populated, congested and developed, the Chinese Central government is diverting new projects and investment into the Greater Huizhou area. The new "Beijing-Hong Kong" railway passes through Maple City, giving it direct access to all major cities in China by train. The present South-West route also provides rail service from Maple City to other major cities of Guandong, the East route to Shantou and the West route to Zhanjiang. In addition, Guandong has one of the newest freeway systems in China, making access to Maple City accessible from many cities by car and, when the new freeway is completed, travelers will have access to Pingtam Airport, a 30-minute drive from Maple City and the only airport in the Huizhou area. The total population of the five major surrounding cities accessible to Maple City is approximately 17 million. Maple City enjoys year-round sub-tropical climate, typical of Southern China.

3.  Shilong  City  Hall  Plaza

The Shilong  City Hall  project,  which  under  development  by Honpar  Shilong, consists of a parcel of land located in the center of Shilong Town with approximately 5,855 square meters. Honpar Shilong entered into a co-operative contract with Shilong City Government to build a commercial complex on the land, including retail and office space, residential space and a city hall theatre with approximately 1,000 seats. In addition, Honpar Shilong is required to allow the Shilong City Government to freely use the city hall theater. The lease of land usage rights will expire in 70 years commencing on the date when the inspection certificate (certificate of occupancy after completion of construction) is issued by the City Government.

Pursuant to the terms of the co-operative contract, Honpar Shilong is required to pay, upon the issuance of the inspection certificate, RMB50 million for the land usage rights and RMB3.8 million for land management fee and land improvement expenses. Upon fulfilling the above requirements, the title of the land usage rights will be transferred to Honpar Shilong from the Shilong City Government. As of December 31, 1999, RMB4 million ($469,814) in installment payments had been made by Honpar Shilong against the RMB50 million land usage rights.

On December 15, 1998, Registrant acquired 100% of Honpar Shilong's total outstanding shares in exchange for 2,590,730 shares of Registrant's restricted common stock.

The subject property is a rectangular shaped corner lot located at the junction of two major arterial roads within the prime commercial/ residential location of Shilong City and directly across from a newly-developed high-rise, modern commercial building/apartment hotel. The site is also in close proximity to some of the well-known tourist areas of Shilong, and to the train and bus stations.

Registrant's current development plans include a main structure, consisting of a food court, bars, night club, fitness center and shopping mall; a theater building; and a parking garage.

4.    6-12  Convenience  Store  Chain

In September, 1998, Registrant entered into a letter of intent with Lin Tao Ge, an unrelated third party, to form a new Hong Kong corporation to acquire 100% of the total issued and outstanding shares of two China corporations, Super Shopping Channels Ltd. and Beijing Kinetic Sales Network Limited. Registrant will own 75% of the newly-formed corporation and Mr. Ge will own 25%. No costs have been incurred on this project as of the date of the filing of this Form 10-KSB.

Due to the rapid process of reform and liberalization in China, coupled with an increased demand for work efficiency and an acceleration in the pace of life, most people in Beijing have changed their purchasing habits in order to adjust to cosmopolitan living. Nevertheless, Beijing still lacks a large-scale convenience store chain that carries a large variety of products where people can conveniently shop at a relatively early or late hour. Registrant intends to develop the first large scale convenience store chain in China, namely the 6-12 Convenience Store. Each store, or kiosk, will be equipped with air-conditioning, electricity and water, computers to facilitate record keeping, telecommunication equipment and shelf space for 300-400 retail convenience items. Billboard spaces on the exterior of the kiosks will also be available for rental. Registrant intends to begin installation of 1,000 "6-12" Convenience Stores in Beijing. Registrant is also developing plans to install the stores in other regions of China in the near future. However, Registrant believes this will be a long-term project and does not anticipate any work will be done on this project during calendar year 2000.

Project Funding
---------------
The operating activities of the above four projects were substantially financed by Stephen Chow, an officer, director and principal shareholder of Registrant, by either infusing equity capital or providing shareholder loans. Additional financing was derived from the sale of the Registrant's equity securities. (See "Certain Transactions" and "Financial Statements".)

Considering the condition that only limited funding is presently available, the completion of these four projects on a timely basis will depend significantly on the additional funding available to the Registrant through debt and/or equity financing in the near future. (See "Management Discussion and Analyses")

Competition
-----------
Both Maple City and Shilong Town are currently being heavily expanded and developed with the assistance of their respective governments. Registrant anticipates that there will be extensive competition from other companies and businesses, including some large, multi-national hotel and resort developers. Currently, Registrant has the only Water World project commencing operation and other projects in development in the Dongguan area. There are currently several resort hotels and entertainment facilities in the area, but none as large as those being developed by Registrant.

Government  Regulation
----------------------
Registrant's projects are subject to various laws and governmental regulations relating to its business operations and project developments, such as zoning requirements. In these joint venture projects with Chinese state-owned entities, the Chinese partners are responsible for obtaining all licenses, permits and regulatory approvals for the projects. Meanwhile, Registrant is solely responsible for obtaining such licenses, permits and regulatory approvals for any other projects not involving these state-owned entities. Registrant believes it is currently in compliance with all laws, rules and regulations applicable to its projects and such laws, rules and regulations do not currently have a material impact on its operations. However, due to the increasing popularity and growth in development in the areas of China where Registrant is currently operating, it is possible that new laws, rules and/or regulations may be adopted with respect to Registrant's projects or proposed projects. The enactment of any such laws, rules or regulations in the future may have a negative impact on Registrant's projected growth, which could in turn decrease Registrant's projected revenues or increase its cost of doing business.

Employees
---------
At the present time, Registrant has 80 full-time employees, including its officers and directors. Registrant subcontracts out all of the work on its development projects to unrelated third parties.

ITEM  2.  DESCRIPTION  OF  PROPERTY
          =========================

The property held by Registrant consist of the following:

(A)     Shilong  Town  Resort  and  Water  World
(B)     Maple  City  Resort
(C)     Shilong  City  Hall  Plaza



(A)     Shilong  Town  Resort  and  Water  World
       -----------------------------------------
The Shilong Town project, which was acquired by Registrant for a total cost of $8,523,218, out of which $6,053,268 represents the land usage fee (right), or cost for the parcel of land, as agreed upon by the Registrant and the Seller. The property is situated in Shilong Town, Dongguan, Guangdong Province. Although this amount was the contractually agreed upon value of the land usage fee (right), the Registrant has not realized this value from an accounting standpoint and the book value of the right is carried on the financial statements at $0. The price was paid by Registrant through Issuance of 5,760,000 shares of its restricted Common Stock. The parcel of land contains a total area of 57,500 square meters and the land usage fee for 50-70 years, as provided in the agreement between the parties, is RMB 50 Million. The 57,500 square meters of property was contributed by Shilong City Development Co. (SCDC), a Chinese corporation owned by the Chinese government, as consideration for its 20% share of capital in the joint venture company with Honpar (Huangzhou)Properties Limited.

The project consists of 3 parcels of land located in the new Shilong Town Center, which are adjacent to each other and comprise a total area of approximately 86 acres. It is the intention of Registrant and its joint venture partner, Shilong City Development Co., a company owned by the Government of Shilong Town to establish a residential, commercial and entertainment complex on these 3 parcels of land.

Registrant expects the project will be completed in 2001. The land on which the commercial and entertainment buildings will be built will have a 50-year lease term while the remainder have a 70-year lease term, starting from the date when land usage rights certificates are obtained. (See "Description of Business.")

The Shilong Water Amusement Park project is located adjacent to the 3 parcels of land and consists of approximately 40,000 square meters. This land will be returned to the Government of Shilong when the joint venture agreement expires in 70 years. (See Item 1. "Description of Business.")

(B)     Maple  City  Resort
        -------------------

Registrant issued 3,2400,000 shares of its restricted Common Stock to acquire the Maple City Project through the acquisition of Honpar Properties Limited, which was 80% owned by Honpar (Huangzhou) Properties Limited.

The Maple City project consists of 3 parcels of land which are close to each other, comprising approximately 74,000 square meters. The land usage rights certificates of the Maple City project stipulate a lease term of 70 years commencing from 1993 and the total area is approximately 74,000 square meters (approximately 111 acres). The land was contributed to Registrant at nominal consideration. It is the intention of Registrant to build a hotel, commercial and entertainment complex on these parcels of land. A hotel and entertainment center is being built by a PRC wholly-owned subsidiary, Honstar Entertainment Center Limited (Honstar), with structural work already completed. Registrant anticipates the project being completed in 2002.

The Maple City Master Plan includes the new railway station and freeway system and includes 500 acres for an industrial park near the train station. 86 acres are reserved for hotel, commercial, entertainment and condominium developments in the heart of the city. Approximately 600 acres are set aside around the lakeshore areas of Red Lady Lake for the usage of developing resort and residential properties. (See Item 1. Description of Business.)

(C)     Shilong  City  Hall  Plaza
        --------------------------
On December 15, 1998, Registrant entered into an agreement with Honpar (Shilong) Properties Limited, a Hong Kong corporation, of which Stephen Chow, an officer, director and principal shareholder of Registrant, is an officer, director and principal shareholder, whereby Registrant agreed to exchange 2,590,730 shares of its restricted Common Stock for 100% of the total issued and outstanding stock of Honpar (Shilong) Properties Limited. The net asset value of Honpar (Shilong) Properties Limited was supported by audited financial statements of Honpar (Shilong) Properties Limited, prepared in accordance with U.S. GAAP. Registrant considers the transaction by which it acquired all these assets is an arm's length transaction for the following reasons:

(a) The management of Registrant is not related, directly or indirectly, to Shilong City Development Co. ("SCDC") and neither party has the ability to control the other party or exercise influence over the other party in making financial and/or operating decisions.

(b) Prior to the Shilong Town project, there were no other dealings among Honpar (Huangzhou) Properties Limited, Honpar Properties Limited, SCDC and Registrant.

(c) The land usage fee (RMB $50 Million) was agreed to by the parties (SCDC and Honpar) after considerable arm's length negotiations between the management of Honpar (Huangzhou) Properties Limited and SCDC.

(d) Following the transfer of the subject projects to the Registrant by Honpar (Huangzhou) Properties Limited and Honpar Properties Limited, both of these companies commenced proceedings for liquidation and have no further rights, titles or interests in or to the subject projects.

(e) Land improvement and development contracts for the Shilong Town project and other projects were entered into with parties not related to the officers, directors or shareholders of Honpar (Huangzhou) Properties, Honpar Properties Limited or the Issuer. These land improvement and development contracts were accepted by the management of each company based upon their property development expertise and comparable market prices for similar goods and services. Registrant anticipates the project will be completed in 2002.

Limited Operating History; Accumulated Deficit; Need for Additional Capital
---------------------------------------------------------------------------
There is limited historical financial information about Registrant upon which to base an evaluation of Registrant's performance or to make a decision regarding an investment in shares of Registrant's Common Stock. Registrant has had an accumulated deficit of $2,169,145 through December 31, 1999. Registrant's cash and cash equivalents decreased from $71,690 at December 31, 1998 to $5,628 at December 31, 1999.

Registrant completed construction of its first project, Shilong Water World, and commenced operations on August 1, 1998, generating gross revenues at December 31, 1998 of $188,583 and for December 31, 1999 of $41,926. There can be no assurance that Registrant will be successful in its business operations or will achieve significant levels of market acceptance for its proposed property development ventures. Registrant's business could be subject to any or all of the problems, expenses, delays and risks inherent in the establishment of a new business enterprise including limited capital resources, possible delays in construction and/or development of its properties, possible cost overruns due to price and cost increases in raw products and manufacturing processes, uncertain market acceptance and the absence of an operating history. Therefore, there can be no assurance that Registrant's business or proposed ventures will be successful or that Registrant will be able to achieve or maintain profitable operations. Further, there can be no assurance that Registrant will not encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated.

To become and remain profitable and competitive, Registrant will likely be required to make significant investments in the construction and development of its properties. Registrant is seeking additional equity financing in order to provide for the capital required to maintain or expand its business operations. To date, Registrant has not been successful in its attempts to find additional equity financing and presently has no available sources of financing.

Upon completion of each project, Registrant intends to sell its interests in and to that project, thereby generating funds for other business projects selected by Registrant. (See "Description of Business-Registrant's Business Strategy" and "Management Discussion and Analyses - Results of Operations".)

The timing and total amount of capital requirements cannot be predicted at this time. There can be no assurance that any financing will be available on acceptable terms, if at all. If such financing is not available on satisfactory terms, Registrant may be unable to continue, develop or expand its business or develop new properties at the rate desired and its operating results may be adversely affected. Equity financing could result in additional dilution to existing shareholders.

ITEM  3.     LEGAL  PROCEEDINGS
             ==================

One of Registrants subsidiaries, Honpar (Shilong) Properties Limited, is involved in a legal proceeding with a PRC construction company relating to the Shilong Town Hall project. The amount claimed by the construction company is Approximately RMB 5 million ($605,000 U.S). Management of Registrant has Denied and is vigorously defending against the claims and believes that a Contingent liability is remote.

ITEM  4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            =====================================================

During the fourth quarter of the fiscal year covered by the report, no matters were submitted to a vote of security holders.

                                     PART II
                                    =========

ITEM  5.  MARKET FOR COMMON EQUITY STOCK  AND  OTHER  SHAREHOLDER  MATTERS
          ================================================================

Common  Stock  Trading  Information
-----------------------------------
Registrant's shares were formerly traded on the OTC Bulletin Board under the symbol ASTV and commenced trading on July 1, 1998. On August 1, 1999, the Registrant's shares were delisted from the Bulletin Board because it failed to comply with the OTC Bulletin Board Eligibility Rule, which requires all companies to be fully reporting under the Securities Exchange Act of 1934, and for their Form 10SB to be in a "no comment" stage with the SEC. The Registrant has filed a Form 10-SB to comply with the Eligibility Rule, and on approximately December 15, 1999, its shares commenced trading again on the OTC BB under the symbol ASTV. The following table sets forth the high and low bid quotations for the Common Stock for the periods indicated. These quotations reflect prices between dealers, do not include retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.


PERIOD                      HIGH            LOW
------                      -----          -----
December 31, 1999          2.00            1.00
SEPTEMBER 30, 1999         1.50             .75
JUNE 30, 1999              3.50            1.25
MARCH 31, 1999             2.25            1.50
DECEMBER 31, 1998          2.25            1.125
SEPTEMBER 30, 1998         2.25            2.00
JULY 1, 1998               2.00            2.00

This information was obtained from the Internet (Quicken.com) and does not reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions.

As of December 31, 1999, there were 168 shareholders of record of the 12,955,530 shares of Common Stock issued and outstanding.

Stock  Transfer  Agent
----------------------
Transfer Online, 227 S.W. Pine Street, Suite 300, Portland, Oregon 97204, telephone number (503) 227-2950, is Registrant's stock transfer agent for its securities.

Dividends
---------
Registrant has not paid any cash dividends to any of its shareholders. The declaration of any future cash dividends will be at the sole discretion of the Board of Directors and will depend upon the earnings, if any, the capital requirements and financial position of Registrant, general economic conditions and other pertinent conditions. Unless otherwise determined by the Board of Directors, no dividends shall be paid on any share which has been purchased or redeemed by Registrant while the shares are held by Registrant. Pursuant to Registrant's Articles of Incorporation (attached hereto as Exhibit 3(I) and incorporated herein by reference), the Directors may, from time to time, capitalize any undistributed surplus on hand of Registrant and may from time to time issue shares, bonds, debentures or debt obligations of Registrant as a dividend representing such undistributed surplus on hand, or any part thereof. It is the present intention of Registrant not to pay any cash dividends in the foreseeable future, but rather to reinvest any earnings into its business operations.

The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Registrant's Common Stock may be deemed to be a penny stock and thus will become subject to rules that impose additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors, unless the Common Stock is listed on The Nasdaq Small Cap Market. Consequently, the penny stock rules may restrict the ability of broker/ dealers to sell Registrant's securities and may adversely affect the ability of holders of Registrant's Common Stock to resell their shares in the secondary market.

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSES
          ======================================

This annual report contains forward-looking statements that involve risks and uncertainties. The statements contained in this registration statement that are not purely historical are forward-looking statements, including without limitation statements regarding Registrant's expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Registrant on the date hereof, and Registrant assumes no obligation to update any such forward-looking statements. Registrant's actual results may differ materially as a result of certain factors, including those set forth hereafter and elsewhere in this registration statement. Potential investors should consider carefully the following factors, as well as the more detailed information contained elsewhere in this registration statement, before making a decision to invest in the Common Stock of Registrant. In addition, several recent accounting pronouncements (SOP 98-1, 98-5, SFAS 133 and SAB 101 on revenue recognition) may have an effect on the Registrant, and Registrant intends to consult with its independent certified public accountants to determine the nature and extent of such effect.

   Consolidation of Joint Ventures in PRC
-----------------------------------------
The Company has consolidated the joint ventures in China because it has a controlling interest provided by the underlying joint venture agreements; however, joint venture interests in the PRC are generally not consolidated in the financial statements of U.S. companies due to rights asserted by the PRC as a party to the joint venture agreements. In that regard, the PRC's interpretation of the joint venture agreements may differ from the Company's and it is uncertain what legal recourse the Company would have available within the Chinese legal system if any such dispute arose.

Selected  Consolidated  Financial  Data
---------------------------------------
The following historical financial data for the year ended December 31, 1999 and the year ended December 31, 1998 was derived from the historical consolidated financial statements of Registrant that have been audited by BDO International, independent auditors (the Financial Statements).


BALANCE SHEET DATA:
------------------

                                              12/31/98      12/31/99
                                              ========     =========
Cash and cash equivalents . .                $   71,690  $     5,628
Subscription receivable . . . . . . . .          91,980            -
Prepayments                                     393,818      133,059
Inventories . . . . . . . . . . . . . .          29,045        3,905
Other assets. . . . . . . . . . . . .            20,405       43,690
                                              ----------   ---------
Total current assets. . . . .                $  606,938   $  186,282
Land usage rights                               469,814      469,814
Land improvement                              4,274,312    4,274,312
Construction in progress. . . .               1,564,530    1,656,970
Property and equipment(net) . . . .           1,424,053    1,363,294
                                             ----------   ----------
Total assets. . . . . . . .                 $ 8,339,647    7,950,672

Due to a shareholder. . . . .               $   236,922  $   714,204
Accounts payable.                               579,289      542,821
Others payable                                  126,447      159,150
Accrued expenses. . . . . . . . .                95,737      180,890
                                            -----------  -----------
Total current liabilities .                 $ 1,038,395  $ 1,597,065
Total shareholders'
equity                                        7,301,252  $ 6,353,607


Statements of operations data:
------------------------------
                                          Year           Year
                                          Ended          Ended
                                   December 31, 1998  December 31, 1999
                                  ------------------  -----------------
Sales. . . . . .                       $188,583        $ 41,926
Cost of sales ..                       $ 94,845        $104,214
Selling expenses                       $175,744        $ 84,547
General and
administrative
expenses                               $975,567      $1,071,710
Other Income, net                   $   (46,058)       $(60,400)
Net loss . . . .   .                $(1,011,515)    $(1,158,145)
Net loss per
common share                           $   (.08)       $    (09)
Weighted average
common shares
Outstanding                           12,294,905       12,955,530

Results of  Operations
-----------------------
Limited Operating History; Accumulated Deficit; Need for Additional Capital

There is limited historical financial information about Registrant upon which to base an evaluation of the Registrant's performance or to make a decision regarding an investment in shares of Registrant's Common Stock. Registrant has an accumulated deficit of $2,169,660 through December 31, 1999. Registrant's cash and cash equivalents decreased from $71,690 at December 31, 1998 to $5,628 at December 31, 1999.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998:

Revenue from the operation of the Water Park's restaurant and swimming pool for the twelve months ended December 31, 1999 amounted to $41,926 and for the year ended December 31, 1998, it amounted to $188,583. Reduction in revenue is because of the suspension of restaurant business after the Chinese New Year during the first quarter of 1999. Included in the selling expenses of $84,547 for the twelve months ended December 31, 1999 are mainly salary and depreciation expenses.

Registrant had no other revenues for the year ended December 31, 1999, as all of its other projects were in the construction/development stage through December 1999. Revenues realized in 1999 were attributable to the opening of Shilong Water World in summer seasons of 1999.

The cost of sales for the year ended December 31, 1999 was $104,214. Selling, general and administrative expenses were $1,156,257 for the year ended December 31, 1999. Other income for the year ended December 31, 1999 was $60,400.

The main items included in 1999 cost of sales are food material and salary expenses. Reduction in selling expenses is because of the gradual lay off of PRC staff after the Chinese New Year. Included in the general and administrative expenses are $351,620 consulting fees, $163,354 salary expenses and $120,000 CEO compensation.

Net cash provided by financing activities decreased from $1,491,273 for the year ended December 31, 1998 to $569,262 for the year ended December 31, 1999, as a result of the decrease in proceeds of sale of Common Stock and advance from shareholders of registrant.

Registrant's net loss for the year ended December 31, 1999 was a deficit of $1,158,145, or a deficit of $.09 per share, based on 12,955,530 weighted average shares outstanding at December 31, 1999.

The large deficit for the year ended 1999 was attributed to the costs associated with the general and administrative expenses of $1,071,710.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997:

Revenue for the five (5) months operation of the Water Park for the year ended December 31, 1998 was $188,583. Registrant had no revenues for the year ended December 31, 1997, as all of its projects were in the construction / development stage through December 1997. Revenues realized in 1998 were attributable to the opening of Shilong Water World in August, 1998. The Water World is a seasonal operation, which will reduce potential revenues from the project.

The cost of sales for the year ended December 31, 1998 was $94,845. Selling, general and administrative expenses were $1,151,311 for the year ended December 31, 1998. Other income for the year ended December 31, 1998 was $46,058.

The main items included in 1998 cost of sales are $58,239 food material and $31,573 salary expenses. Selling expenses comprise $46,000 salary and staff benefits, $46,432 depreciation expenses, and $63,892 fuel and water. General and administrative expenses include $112,500 consultancy fee, $120,000 CEO compensation and $679,314 stock-based compensation.

Net cash provided by financing activities increased from $886,669 for the period ended December 31, 1997 to $1,491,273 for the year ended December 31, 1998, as a result of proceeds received from sales of Common Stock of Registrant.

Registrant's net loss for the year ended December 31, 1998 was a deficit of $988,883, or a deficit of $.08 per share, based on 12,294,905 weighted average shares outstanding at December 31, 1998. Since there were no revenues realized during the calendar year 1997, no comparison of net loss is made.

The large deficit of the year ended 1998 period was attributed to the costs associated with the stock-based compensation amounting to $679,314 and the CEO compensation of $120,000.]

Liquidity and Capital Resources

For the year ended December 31, 1999, Registrant has generated negative cash flow from its operations for the twelve months operation due to the payment for overhead. Due to the infant stage of its operations, substantial ongoing investment in properties and development efforts, and expenditures to build the appropriate infrastructure to support expected future growth, Registrant has been substantially dependent on private placements of its equity securities and shareholder loan financing to fund its cash requirements.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

Expenditures for acquisition of properties and fixed assets decreased from $1,470,510 for the year ended December 31, 1998 to $81,628 for the year ended December 31, 1999. Payments for construction materials increased from $444 for the year ended December 31, 1998 to $92,440 for the year ended December 31, 1999.

Proceeds from common stock subscription decreased from $1,778,680 for the twelve months ended December 31, 1998 to $91,980 for the twelve months ended December 31, 1999.

As of December 31, 1999, Registrant had total assets of $7,950,672 and total liabilities of $1,597,065.

Year Ended December 31, 1998 and Year ended December 31, 1997:

Expenditures for acquisition of properties and fixed assets increased from $966 for the year ended December 31, 1997 to $1,470,510 for the year ended December 31, 1998. Expenditures for overhead, representing accumulated indirect costs which are related to projects, decreased from $477,591 for the year ended December 31, 1997 to $471,742 for the year ended December 31, 1998. Payments for land improvement costs decreased from $523,597 for the year ended December 31, 1997 to zero for the year ended December 31, 1998. Net cash used in investing activities increased from $1,002,154 for the year ended December 31, 1997 to $1,942,696 for the year ended December 31, 1998.

Registrant issued 198,100 shares of Common Stock at $2.00 per share through a Rule 504 Regulation D offering in 1997. The total proceeds were $362,340, net of total offering expense of $33,860. Of these 198,100 shares of Common Stock, 20,000 shares were issued in early January 1998.

In March 1998, Registrant issued another 163,700 shares of Common Stock at $2.00 per share through the same Rule 504 Regulation D offering in 1997. The total proceeds were $294,660, net of total offering expense of $32,740. The investor group consisted of approximately 20 individuals. Most investors are either relatives or close friends of one of the Registrant's directors and are accredited investors.

In June 1998, Registrant sold, in a private placement transaction, a total of 323,000 shares of its restricted Common Stock to Extensiview Ltd., an existing shareholder of Registrant, for the sum of $646,000 U.S., or $2.00 per share.

In July 1998, pursuant to a Stock Option Plan adopted by the Board of Directors of Registrant on July 1, 1998, Registrant granted stock options to acquire up to a total of 968,480 shares of its restricted Common Stock to certain of its officers, directors, key employees and consultants. As additional compensation for services rendered and/or incentives for services to be rendered to Registrant in the near future. The Stock Option Plan provides that each holder of Options shall be entitled to purchase one share of Registrant's restricted Common Stock at an exercise price of $1.50 per share for a period of one (1) year from the date of issue of the Option. Any shares acquired through exercise of these Options shall be restricted shares and may not, under any circumstances, be registered or in any way become free trading until two years from the date the shares are acquired through exercise of the Option. As of the date of this registration statement, no Options have been exercised.

In August 1998, Registrant sold, in a private placement transaction, a total of 300,000 shares of its restricted Common Stock to Mr. Li Chee Ngam, for the sum of $660,000 U.S., or $2.20 per share.

In September 1998, Registrant issued 200,000 shares of its restricted Common Stock, valued at $2.25 per share, to two unrelated business entities in exchange for stock promotion services for a term of two (2) years.

In November 1998, Registrant sold, in a private placement transaction, a total of 180,000 shares of its restricted Common Stock to Mr. Li Chee Ngam, for the sum of $270,000 U.S., or $1.50 per share.

In December 1998, Registrant issued 2,590,730 shares of its restricted Common Stock, valued at $1.113 per share, in exchange for a 100% equity interest in Honpar Shilong, a company incorporated in Hong Kong of which Stephen Chow, an officer, director and principal shareholder of Registrant, is an officer, director and principal shareholder. The value of the price per share was determined based on the historical cost of the total assets and liabilities of Honpar Shilong as of October 31, 1998.

Since inception, Registrant has used its Common Stock and stock options to attract and compensate employees and consultants, as additional incentive for debt financing, for acquisitions, and to repay outstanding indebtedness.

As of December 31, 1999, Registrant's total assets and total liabilities were $7,950,672 and $1,597,065, respectively.

Registrant has begun operations at its Shilong Water World and has yet to reach break-even in terms of both cash flow and profitability.

Total cash inflows from financing activities of $569,262 generated from proceeds of sale of common stock and advance from shareholder, were used for payment of the general and administrative expenses.

ITEM  7.      FINANCIAL  STATEMENTS  AND  EXHIBITS
              ====================================

Audited financial statements of Registrant for the year ended December 31, 1998 and the year ended December 31, 1999, were audited by BDO International, 29/F Wing On Centre, 111 Connaught Road Central, Hong Kong. The audited statements immediately follow:

[BDO Logo Appears Here]                         BDO International



                                                Certified Public Accountants
                                                29th Floor Wing on Centre
                                                111 Connaugh Road Central
                                                Hong Kong
                                                Telephone (852) 2541-5041
                                                Fax (852) 2815-0002



               Report of Independent Certified Public Accountants

To the Board of Directors and Shareholders of Asian Star Development, Inc.


We have audited the accompanying consolidated balance sheets of Asian Star Development, Inc. as of December 31, 1999 and 1998 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Asian Star Development, Inc. at December 31, 1999 and 1998, and the consolidated results of their operations and cash flows for the years ended December 31, 1999 and 1998, in conformity with generally accepted accounting principles in the United States of America.

By: /s/ BDO International
    ---------------------

Certified Public Accountants
Hong Kong, January 17, 2000 except

Note 13 as to which the date is January 25, 2000


                           ASIAN STAR DEVELOPMENT, INC.
                           CONSOLIDATED BALANCE SHEETS

                            (Expressed in US Dollars)

                                                              December 31,
                                                              ------------

                                                          1999              1998
                                                          ----              ----

ASSETS

CURRENT ASSETS

   Cash and cash equivalents                         $      5,628    $    71,690
   Subscription receivable                                      -         91,980
   Prepayments                                            133,059        393,818
   Inventories (Note 3)                                     3,905         29,045
   Other assets                                            43,690         20,405
                                                     ------------    -----------
     Total current assets                                 186,282        606,938

Land usage rights (Note 4)                                469,814        469,814
Land improvement (Note 4)                               4,274,312      4,274,312
Construction in progress (Note 4)                       1,656,970      1,564,530
Property and equipment, net (Note 5)                    1,363,294      1,424,053
                                                     ------------    -----------
Total assets                                           $7,950,672      8,339,647
                                                     ============    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

   Due to a shareholder (Note 6)                     $    714,204    $   236,922
   Accounts payable                                       542,821        579,289
   Others payable                                         159,150        126,447
   Accrued liabilities                                    180,890         95,737
                                                     ------------    -----------
     Total current liabilities                       $ 1,597,065     $ 1,038,395

COMMITMENTS AND CONTINGENCIES (Note 8)

MINORITY INTEREST (Note 9)

SHAREHOLDERS' EQUITY Common stock, $0.001 par value:

   25,000,000 shares authorized, 12,955,530
     shares issued and outstanding (Note 10)              12,956          12,956
Additional paid-in capital (Notes 10 and 11)           8,510,311       8,207,831
Stock subscribed                                               -          91,980
Accumulated losses                                    (2,169,660)    (1,011,515)
                                                     ------------    -----------
   Total shareholders' equity                          6,353,607       7,301,252
                                                     ------------    -----------
Total liabilities and shareholders' equity           $ 7,950,672     $ 8,339,647
                                                     ===========     ===========


See accompanying summary of accounting policies and notes to consolidated financial statements.




                          ASIAN STAR DEVELOPMENT, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                            (Expressed in US Dollars)

                                                                                 Year ended
                                                                                December 31,
                                                                                ------------

                                                                              1999             1998
                                                                              ----             ----
Revenue, net                                                       $        41,926     $    188,583

Cost of sales                                                              104,214           94,845
                                                                   ---------------     ------------
Gross (loss)/profit                                                       (62,288)           93,738

Selling expenses                                                          (84,547)        (175,744)

General and administrative expenses                                    (1,071,710)        (975,567)

Other income, net                                                          60,400            46,058
                                                                   ---------------     ------------
Loss before income tax                                                 (1,158,145)       (1,011,515)

Income tax provision (Note 7)                                                   -                 -
                                                                    --------------      ------------
Net loss before minority interest                                      (1,158,145)       (1,011,515)

 Less: loss in a subsidiary attributed to minority interest                     -                 -
                                                                    --------------     -------------
Net loss attributed to common shareholders                           $ (1,158,145)     $ (1,011,515)
                                                                     =============      ============
Net loss per common share - Basic and diluted                        $      (0.09)    $       (0.08)
                                                                     =============     =============

Weighted average number of common shares
   outstanding                                                          12,955,530        12,294,905
                                                                     =============     =============



See accompanying summary of accounting policies and notes to consolidated financial statements



                          ASIAN STAR DEVELOPMENT, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                            (Expressed in US Dollars)


                                                  Common Stock
                                           ------------------------       Additional                                     Total
                                            Number                          Paid-in    Accumulated        Stock     Shareholders'
                                            of Shares       Amount         Capital        Losses       Subscribed       Equity
                                            ---------       ------         -------        ------       ----------       ------
Balance at December 31, 1997                11,788,830        $11,789     $4,702,626   $           -   $          -   $  4,714,415

Rule 504 offering (Note 10)                    163,700            164        294,496               -              -        294,660
Private placement in 6/98 (Note 10)            323,000            323        645,677               -              -        646,000
Private placement in 8/98 (Note 10)            300,000            300        659,700               -              -        660,000
Private placement in 9/98 (Note 10)            200,000            200        449,800               -              -        450,000
Private placement in 11/98 (Note 10)           180,000            180        177,840               -         91,980        270,000
Stock-based compensation (Note 11)                   -              -        679,314               -              -        679,314
CEO notional compensation (Note 12)                  -              -        120,000               -              -        120,000
Capital injected (Note 10)                           -              -        478,378               -              -        478,378
Net loss                                             -              -              -      (1,011,515)             -     (1,011,515)
                                           -----------       --------    -----------    -------------  ------------     -----------
Balance at December 31, 1998                12,955,530         12,956      8,207,831      (1,011,515)        91,980      7,301,252

Stock subscription received                          -              -         91,980               -        (91,980)             -
Stock-based compensation (Note 11)                   -              -         90,500               -              -         90,500
CEO notional compensation (Note 12)                  -              -        120,000               -              -        120,000
Net loss                                             -              -              -      (1,158,145)             -     (1,158,145)
                                           -----------       --------    -----------      -----------  ------------     -----------
Balance at December 31, 1999                12,955,530        $12,956     $8,510,311   $ (2,169,660)   $          -      $6,353,607
                                            ==========        =======     ==========   =============   ============     ============


See accompanying summary of accounting policies and notes to consolidated financial statements




                          ASIAN STAR DEVELOPMENT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (Expressed in US Dollars)

                                                                             Year ended
                                                                             December 31,
                                                                            ------------
                                                                          l999              1998
                                                                       ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                         $(1,158,145)     $ (1,011,515)
     Adjustment to reconcile net loss to
        net cash provided by operating activities
     Depreciation and amortisation of fixed assets                       113,850           49,617
     Stock issued for consulting service                                  90,500          450,000
     Recognition of deferred expense                                     225,000                -
     Non-cash compensation expense                                       120,000          799,314
     Prepayments                                                          35,759        (393,818)
     Inventories                                                          25,140         (29,045)
     Other assets                                                       (23,285)         (19,825)
     Accounts payable                                                   (36,468)          579,289
     Others payable                                                       32,703           92,587
     Accrued expenses                                                     85,153         (27,802)
                                                                   -------------    -------------
NET CASH (USED)/PROVIDED BY OPERATING ACTIVITIES                       (489,793)          488,802

CASH FLOWS FROM INVESTING ACTIVITIES
     Payments for overhead                                                     -        (471,742)
     Payments for land improvement                                             -                -
     Payments for construction materials                                (92,440)            (444)
     Proceeds from disposal of fixed assets                               28,537                -
     Acquisition of properties and fixed assets                         (81,628)      (1,470,510)
                                                                   -------------    -------------
NET CASH USED IN INVESTING ACTIVITIES                                  (145,531)      (1,942,696)

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from common stock subscription                              91,980        1,778,680
     Advance from (Repayment to) a shareholder                           477,282        (287,407)
                                                                   -------------    -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                569,262        1,491,273

NET (DECREASE)/INCREASE IN CASH
   AND CASH EQUIVALENTS                                                 (66,062)           37,379

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                                 71,690           34,311
                                                                   -------------    -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $       5,628          $71,690
                                                                   =============    =============

SUPPLEMENTAL DISCLOSURE OF SIGNIFICANT
   NON-CASH TRANSACTIONS
Capital injection in Honpar Shilong for:

   Land usage rights                                               $           -    $     234,905
   Land improvement                                                            -          231,668
   Construction in progress                                                    -           11,805


See accompanying summary of accounting policies and notes to consolidated financial statements


                          ASIAN STAR DEVELOPMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Expressed in US Dollars)

NOTE 1 - BACKGROUND AND REORGANIZATION

Asian Star Development, Inc., ("the Company") was incorporated under the laws of the State of Nevada in United States of America on January 8, 1997 to conduct real estate development business in the People's Republic of China ("PRC").

The Company was incorporated to consolidate two projects, the Maple City project and Shilong Town project, previously conducted by two Hong Kong companies, namely Honpar Properties Limited ("Honpar") and Honpar (Huangzhou) Properties Limited ("Honpar Huangzhou") respectively. Honpar and the Company are owned by the same group of shareholders. Honpar Huangzhou is wholly-owned by one of the Company's majority shareholders.

The interest in the project of Maple City was transferred into Honpar from Brightstar Investment Limited in 1993, a company in which an existing director of the Company has the majority interests. The transfer-in value of the project at that time was determined on the basis of historical cost.

The Shilong Town project is conducted through two equity joint venture companies in the PRC, Dongguan Dragon Villa Ltd. ("Dragon Villa") and Dongguan Dragon Entertainment Centre Ltd. ("Dragon Entertainment"), in which Honpar Huangzhou owned 80% interests and rights. Dragon Villa and Dragon Entertainment were formed in December 1995, for the sole purpose of this project.

The Company issued 9,000,000 shares of common stock in exchange for the entire rights to and interests in the Maple City project and an 80% rights to and interests in Dragon Villa and Dragon Entertainment on January 8, 1997.

In October 1997, the Company entered into a co-operative joint venture agreement in respect of the development of Shilong Water World located in Shilong Town in the PRC through Dragon Villa. The joint venture constructed a water entertainment complex which includes facilities such as a restaurant, swimming pools and a kiosk. Operations commenced on August 1, 1998.

During December 1998, the Company issued 2,590,730 shares of common stock at $1.113 per share in exchange for 100% equity interest in Honpar (Shilong) Properties Limited ("Honpar Shilong"), a company incorporated in Hong Kong and conducting the Shilong City Hall Project since 1996. Honpar Shilong was owned by a major shareholder of the Company. The price per share of $1.113 was calculated based on a 30% discount on the weighted average trading price for 60 days before the transaction date (December 15, 1998). The number of shares was determined based on the historical cost of the total assets and liabilities of Honpar Shilong divided by the price per share as determined aforementioned.

This combination was treated as a reorganization of entities under common control and accounted for in a manner similar to that in pooling of interest Consequently, the consolidated financial statements present the financial positions, the related results of operations, shareholders' equity, and cash flows of the Company by consolidating the two entities' activities as if this combination had taken place at the beginning of the years presented.

                          ASIAN STAR DEVELOPMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Expressed in US Dollars)

NOTE 1 - BACKGROUND AND REORGANIZATION (Cont'd)

After this combination, the total subsidiaries and equity structure are as follows:


Name                                                      Incorporated in          Equity Interest
----                                                      ---------------          ---------------
Dongguan Dragon Villa Ltd.                                      PRC                      80%
Dongguan Dragon Entertainment Centre Ltd.                       PRC                      80%
Honstar Entertainment Centre Ltd.                               PRC                     100%
Gang Feng (Boluo) Real Estate Co. Ltd.                          PRC                     100%
Honpar (Shilong) Properties Limited                          Hong Kong                  100%
Asian Star (Hong Kong) Limited                               Hong Kong                  100%
Able Wealth Investments Limited                       British Virgin Islands            100%


The Company did not have any operating activities in 1997 and has suffered losses of $1,158,145 and $1,011,515 in 1999 and 1998 respectively, and had negative working capital in 1999 and 1998. Historically, one of the Company's directors and major shareholders provided the Company with substantial financing sources. The director has provided a letter of support indicating that he pledges to provide continuous financial support to enable the Company to satisfy its working capital requirements and to complete its commitments to these investment projects on a going concern basis. While there is no assurance that funding will be available, the Company is continuing to actively seek funding to complete respective investment projects through equity and/or debt financing. There is an uncertainty that management fund raising exercise will be successful. The accompanying financial statements do not include any provisions or adjustments, which might result from the outcome of the uncertainty discussed above.

NOTE 2 - SUMMARY OF IMPORTANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING AND PRINCIPLES OF CONSOLIDATION

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America and present the financial statements of the Company and its foreign subsidiaries. All material intercompany transactions have been eliminated. The joint ventures have been consolidated because the Company controls the development and operations of the real estate projects and maintains control over the board. The rights of the PRC joint venture partners are protective in nature.

FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

The Financial position and result of operations of the Company's foreign subsidiaries are determined using local currency (Renminbi Yuan and Hong Kong Dollars, hereafter "RMB" and "HKD" respectively) as the functional currency. Assets and liabilities of the subsidiaries are translated at the prevailing exchange rate in effect at each period end. Contributed capital is translated at historical exchange rate when capital was injected. Income statement accounts are translated at the weighted average rate of exchange during the period. Translation adjustments arising from the use of different exchange rates from period to period are included in cumulative translation adjustments in shareholders' equity. However, to date there have been no cumulative translation adjustments. Gains and losses resulting from foreign currency transactions are included in other income or expense. There are currently no assets or liabilities that would give rise to an other comprehensive income item.

                          ASIAN STAR DEVELOPMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Expressed in US Dollars)

NOTE 2 - SUMMARY OF IMPORTANT ACCOUNTING POLICIES (Cont'd)

REVENUE RECOGNITION

Revenue from swimming pool ticket sales are recognized when tickets (net of business tax) are sold. Revenue from goods sold in kiosk operation are recognized when the risk of loss for the goods sold is passed to the buyers, which is usually at the time of delivery. Revenue from restaurant operation are recognized when the services are rendered to the customers.

INVENTORIES

Inventories, which consist of purchased merchandise and consumable stores, are stated at the lower of cost (first-in-first-out basis) and market value.

CAPITALIZATION POLICY

The development and construction of real estate involves direct project costs and indirect project costs, which are allocated to a specific real estate project. Capitalization of these costs continues until the project is complete.

LAND USAGE RIGHTS

Land usage right is an intangible asset and stated at cost and is amortized over the unexpired land usage term.

LAND IMPROVEMENT

Land improvement is stated at cost, including substantially capitalized interest and direct costs related to grading, filling, leveling, and landscaping activities. Land improvement is depreciated over the estimated economic life of any project which is built on these parcels of improved land.

CONSTRUCTION IN PROGRESS

Construction in progress is stated at cost. Construction in progress includes direct costs and capitalized interest related to any identifiable project

OVERHEAD

Overhead represents all accumulated indirect costs that are related to projects such as project supervisors' salaries, certain travel and administrative expenses, and legal fees, etc. The accumulated overhead is allocated to respective projects based on the actual time spent on each project. A project is generally considered to be operational when it is substantially completed. including tenant improvement, and held available for occupancy, but not later than one year from cessation of major construction activities.

                          ASIAN STAR DEVELOPMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Expressed in US Dollars)

NOTE 2 - SUMMARY OF IMPORTANT ACCOUNTING POLICIES (Cont'd)

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less.

PROPERTY, EQUIPMENT AND DEPRECIATION

Property and equipment are stated at cost. Depreciation is computed using the straight-line method to allocate the acquisition cost of depreciable assets over the estimated useful lives of the assets as follows:


                                                                       Estimated
                                                                     Useful Life
                                                                   (in years)
                                                                   ----------

Land usage rights                                                    50 - 70
Building premises                                                    10 - 25
Water amusement park facilities                                       8 - 25
Vehicles                                                                8
Office furniture, fixture and equipment                               3 - 10
Kitchen equipment and facilities                                      3 - 10


Maintenance, repairs and minor renewals are charged directly to expenses as incurred. Additions and betterments to property and equipment are capitalized. When assets are disposed of, the related cost and accumulated depreciation thereon are removed from the accounts and any resulting gain or loss is included in operations.

INCOME TAXES

The Company and its subsidiaries account for income taxes using the liability method, which requires an entity to recognize deferred tax liabilities and assets. Deferred income taxes are recognized based on the differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. Further, the effects of enacted tax laws or rate changes are included as part of deferred tax expenses or benefits in the year that cover the enactment in the near future date. A valuation allowance will be provided due to the uncertainty that deferred tax benefit will be realized.

                          ASIAN STAR DEVELOPMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Expressed in US Dollars)

NOTE 2 - SUMMARY OF IMPORTANT ACCOUNTING POLICIES (Cont'd)

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of certain financial instruments, including cash, accounts receivable and accounts payable approximate fair value as of December 31, 1999 and 1998 because of the relatively short-term maturity of these instruments.

USE OF ESTIMATES

The preparation of the financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could be different from those estimates.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company adopted the provisions of Statement of Financial Accounting Standards No. 121 (SFAS No. 12l) "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which requires impairment losses to be recorded on long-lived assets being developed, based on fair value, when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Example of indicators of impairment include a significant decrease in the market value of an asset, a significant change in the extent or manner in which an asset is used or a significant adverse change in legal or business factors that could affect the value of an asset.

The estimation process in determining the fair value of real estate assets is inherently uncertain and relies on considerable extent on current and future economic and market conditions, the availability of suitable financing to fund holding, development, and construction activities and the repayment or refinancing of existing debts. Such economic and market conditions may affect management's development and marketing plans. Accordingly, the ultimate realization may differ from amounts presently estimated.

EARNINGS (LOSS) PER SHARE

Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 (SFAS No. 128"), "Earnings per Share". The statement replaces the calculation of primary and fully diluted earnings (loss) per share with basic and diluted earnings (loss) per share. Basic earnings
(loss) per share includes no dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution of securities that could share in the earnings (loss) of an entity, similar to fully diluted earnings (loss) per share.

During loss periods, dilutive common equivalent shares are excluded as the effect would be antidilutive.

                          ASIAN STAR DEVELOPMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Expressed in US Dollars)

NOTE 2 - SUMMARY OF IMPORTANT ACCOUNTING POLICIES (Cont'd)

STOCK-BASED COMPENSATION

The Company adopted Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-based Compensation". The Company uses the intrinsic value method of accounting per APB No. 25 for employee stock options and discloses the pro forma impact on net income and earnings (loss) per share as if the fair value based method had been applied. For equity instruments, including stock options issued to non-employee, the fair value of the equity instruments or the fair value of the consideration received, whichever is more readily determinable, is used to determine the value of services or goods received and the corresponding charge to operations.

NEW ACCOUNTING STANDARDS NOT ADOPTED YET

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Standards No. 133 (SFAS No. 133), "Accounting for Derivative
Instruments and Hedging Activities". SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on January 1, 2001 to affect its financial statements.

NOTE 3 - INVENTORIES


Inventories consist of:
                                                        December 3l,
                                                        ------------
                                                     1999             1998
                                                     ----             ----
Merchandise and service goods                       $3,109          $20,275
Spare parts and supplies                               796            8,770
                                                    -------        --------
                                                    $3,905          $29,045


                          ASIAN STAR DEVELOPMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Expressed in US Dollars)

 NOTE 4 - PROJECTS UNDER CONSTRUCTION


Projects under construction consist of the following:

                              Shilong          Shilong         Maple        Shilong
                              Town           Water World       City        Town Hall       Total
                              ----           -----------       ----        ---------       -----
Accumulated cost:

Land usage rights            $    -         $         -    $        -    $   469,814   $    469,814
Land improvement              217,800                 -     1,876,701      2,179,811      4,274,312
Construction in progress      302,227                 -        85,470              -        387,697
Overhead                      131,271                 -       495,312        550,250      1,176,833
                                                                                       ------------
Balance. 12/31/1998                                                                      $6,308,656
                                                                                       ============

Accumulated cost:

Land usage rights                   -                 -             -        469,814   $    469,814
Land improvement              217,800                 -     1,876,701      2,179,811      4,274,312
Construction in progress      358,661                 -       139,920              -        498,581
Overhead                      112,827                 -       495,312        550,250      1,158,389
                                                                                       ------------
Balance  12/31/1999                                                                      $6,401,096
                                                                                       ============


Shilong Town (land usage term: 50 - 70 years)

The Shilong Town project, which is developed by Dragon Villa and Dragon Entertainment, comprises three parcels of land located in Shilong Town center, which are adjacent to each other with a total area of approximately 57,500 square meters. It is the intention of the joint venture companies to establish a residential, commercial and entertainment complex on these 3 parcels of land. Management expects the completion date will be 2001. Out of 57,500 square meters, a land usage rights certificate in the name of Dragon Villa with a total area of approximately 5,700 square meters was obtained during 1998. The joint venture entities are waiting for the issuance of the land usage rights certificates from the relevant authorities for the remaining parcels. The land on which the commercial and entertainment buildings will be built will have a 50 year lease term while the remainder will have a 70 year lease term starting from the date when land usage rights certificates are obtained. According to the joint venture agreement, the profit and loss sharing ratio between the Company and the joint venture partner is 80% and 20% respectively.

Shilong Water World ( land usage term: 70 years)

The Shilong Water World project, which is developed by Dragon Villa, is located adjacent to the Shilong Town center with a total area of approximately 40,000 square meters. The Company contributed funds for the construction of an entertainment complex while the PRC joint venture partner contributed a parcel of land without receiving any consideration. This parcel of land will be returned to the PRC joint venture partner when the co-operative joint venture agreement expires in 70 years starting from 1997. The construction of the water entertainment center which includes facilities such as a restaurant, swimming pools and a kiosk was completed and the operations commenced on August 1, 1998. The profit and loss sharing ratio between the Company and the joint venture partner is 80% and 20% respectively.

                          ASIAN STAR DEVELOPMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Expressed in US Dollars)

NOTE 4 - PROJECTS UNDER CONSTRUCTION (Cont'd)

Maple City (land usage term: 70 years)

The Maple City project, which is developed by the Company, comprises three parcels of land which are close by each other. The land usage rights certificates of the Maple City project stipulate a lease term of 70 years commencing from 1993 and the total area is approximately 74,000 square meters. The land was contributed by a local Chinese partner to the Company at no consideration. It is the intention of the Company to build a hotel, commercial and entertainment complex on these parcels of land. A hotel and entertainment center is being built by a PRC registered and wholly-owned subsidiary, Honstar Entertainment Centre Ltd. ("Honstar"). The construction has commenced and certain concrete structural work was completed.

Shilong Town Hall (land usage term: 70 years)

The Shilong Town Hall project, which is developed by Honpar Shilong, consists of a parcel of land located in the center of Shilong Town with approximately 5,855 square meters. Honpar Shilong entered into a co-operative contract with Shilong Town Government to build a commercial complex including retail and office space, residential space and a town hall theater with approximately 1,000 seats on the aforementioned parcel of land. In addition, Honpar Shilong is required to allow the Shilong Town Government to freely use the town hall theater. The Land usage rights will expire in 70 years starting from the date when the inspection certificate is issued.

In light of the co-operative contract, Honpar Shilong is required to pay, upon the issuance of an inspection certificate when the construction is complete. RMB50 million for the land usage rights and RMB3.8 million for land management fee and land improvement expenses. Upon fulfilling the above requirements, the land usage rights will be transferred to Honpar Shilong from the Shilong Town Government. As of December 31, 1999, a total of RMB4 million ($469,814) instalment payments were made by Honpar Shilong against the RMB50 million land usage rights.

Harmonic Hall Investment

On July 6, 1999, one of the Company's wholly owned subsidiary has entered into a preliminary agreement to purchase 62.5% of Harmonic Hall Holding Limited ("HHHL") in exchange for 3,870,968 restricted common stock of the Company. These terms have never been materialized and negotiation on new terms have been undergoing between the Company and HHHL. No agreed terms have been reached up to now.

                          ASIAN STAR DEVELOPMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Expressed in US Dollars)

NOTE 5 - PROPERTY AND EQUIPMENT, NET


Property and equipment consists of:                     December 31,
                                                        ------------
                                                      1999           1998
                                                      ----           ----
Building premises                                $    393,606    $   332,586
Water amusement park facilities                       982,915        964,765
Vehicles                                                    -         20,171
Office furniture, fixture and equipment                56,971         59,168
Kitchen equipment and facilities                       96,265        101,424
                                                 ------------    -----------
                                                    1,529,757      1,478,114
Less: Accumulated depreciation                      (166,463)       (54,061)
                                                 ------------    -----------
                                                 $  1,363,294    $ 1,424,053
                                                 ============    ===========


NOTE 6 - RELATED PARTY TRANSACTIONS

The Company, from time to time, received from or made repayment to a shareholder. The balance due to the shareholder does not bear any interest and does not have clearly defined terms of repayments.

As of December 31, 1999 and 1998, the amount due to the shareholder is $714,204 and $236,922 respectively.

NOTE 7 - INCOME TAXES

Dragon Villa commenced operations in 1998. The standard enterprise income tax rate in PRC is 33% of which 30% is attributed to the central government and 3% to the provincial government. For the year ended December 31, 1999, Dragon Villa suffered a tax loss, no provision for income taxes is required accordingly. For the years ended December 31, 1999 and 1998 the Company suffered tax losses.

Significant components of the Company's estimated deferred tax assets as of December 31, 1999 and 1998 are as follows:


                                                          December 3l,
                                                          ------------
                                                     1999             1998
                                                     ----             ----
Deferred tax assets and liabilities:
Net operating loss carry forward                   $ 686,123        $ 333,961
Property and equipment                               (38,937)          13,382
                                                   ---------        ---------
Not deferred tax assets                              647,186          347,343
Valuation allowance for deferred tax assets         (647,186)        (347,343)
                                                   ---------        ---------
Net deferred tax assets                            $       -        $       -
                                                   =========        =========


                         ASIAN STAR DEVELOPMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Expressed in US Dollars)

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Based on the joint venture contracts and agreements the Company has entered into, the overall status of the four projects as of December 31, 1999 is as follows:


                                     Total
                                Investment

                                Per Project            Costs               Years Remaining to
                               Per Agreement         Incurred           Complete the Project Per
Project                         or Contract           to Date             Agreement or Contract
-------                         -----------           -------             ---------------------

Shilong Town                     $24,200,000           $576,461                    Six
Shilong Water World                3,630,000          1,468,797               No time limit
Maple City                        38,000,000          2,016,621               No time limit
Shilong Town Hall                 23,571,000          2,649,625        Pending on the PRC economic
                                                                       conditions and endeavoring
                                                                     to complete within three years
                               -------------        -----------
                                 $89,401,000         $6,711,504
                                 ===========         ==========


One of the Company's subsidiary, Honpar (Shilong) Properties Limited, has been involved in a legal proceeding with a PRC construction company relating to the Shilong Town Hall project. The amount claimed by the construction company is approximately RMB7,682,860 (equivalent to $929,626). The management of the Company has denied and defended vigorously against the claim and believes that the realisation of this contingent liability is remote. Accordingly, no provision has been provided for the claim amount.

Financing Resource Dependency

Historically, the operating activities of the above four projects were substantially financed by one of the Company's directors through the form of either infusing equity capital or providing shareholder's loans in addition to the fund raising exercises implemented in 1999 and 1998 and described in Note 10.

Considering the condition that only limited funding is presently available, management believes that the completion of these four projects on a timely basis will depend significantly on the additional funding available to the Company through debt and/or equity financing in the near future.

NOTE 9 - MINORITY INTEREST

The Company applies APB Opinion No. 19 and related interpretations in accounting for the minority share of attributable losses arising from the operation of Shilong Water World under the entity of Dragon Villa. The 20% loss of $67,815 attributable to the minority shareholder was recognised by the Company as all the joint ventures have deficiencies in assets and no capital contribution has been made by the minority shareholder as of the balance sheet date.

                          ASIAN STAR DEVELOPMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Expressed in US Dollars)

NOTE 10 - TRANSACTIONS IN SHAREHOLDERS' EQUITY

The Company issued 198,100 shares of common stock at $2.00 per share through a Rule 504 Regulation D offering in 1997. The total proceeds were $362,340, net of offering expense of $33,860. Among these 198,100 shares of common stock subscribed, 20,000 shares were issued in early January 1998.

In March 1998, the Company issued 163,700 shares of common stock at $2.00 per share through a Rule 504 Regulation D offering. The net proceeds were $294,660, net of offering expense of $32,740. The investor group consisted of approximately 20 individuals. The investors who bought approximately 150,000 shares of common stock are either relatives or close friends of one of the Company's directors and are all accredited investors.

In June 1998, the Company issued 323,000 shares of common stock at $2.00 per share to a business entity in exchange for proceeds of $646,000.

In August 1998, the Company issued 300,000 shares of common stock at a market price of $2.20 per share to an accredited investor for total proceeds of $660,000.

In September 1998, the Company issued 200,000 shares of common stock at a market price of $2.25 per share to two business entities in exchange for stock promotion service for a term of two years.

In November 1998, the Company issued 180,000 shares of common stock at a market price of $1.50 per share to the same investor who previously bought 300,000 shares of common stock at $2.20 per share.

In December 1998, the Company issued 2,590,730 shares of common stock at $1.113 per share in exchange for 100% equity interest in Honpar Shilong, a company incorporated in Hong Kong and owned by a major shareholder of the Company. This transaction was treated as a reorganization of entities under common control and accounted for in a manner similar to that in pooling of interest. The price per share of $1.113 was calculated based on a 30% discount on the weighted average trading price of 60 days before the transaction date (December 15, 1998). The number of shares was determined based on the historical cost of the total assets and liabilities of Honpar Shilong divided by the price per share as determined aforementioned. The following table presents the shareholders' equity of Honpar Shilong as of December 31, 1997 and 1998.


                                             Additional
                                 Common        Paid-in      Retained      Translation
                                  Stock        Capital      Earnings       Adjustment       Total
                                  -----        -------      --------       ----------       -----
Balance, 01/01/97              $   60,797   $   547,177     $          -  $        -    $   607,974
Capital injected                  179,845     1,618,602                -           -      1,798,447
                               ----------   -----------     ------------ -----------    -----------
Balance, 12/31/97                 240,642     2,165,779                -           -      2,406,421
Capital injected                   47,838       430,540                -           -        478,378
                               ----------   -----------     ------------ -----------    -----------
Balance, 12/31/98              $  288,480   $ 2,596,319     $          -  $        -    $ 2,884,799
                                =========   ===========     ============ ===========    ===========



                          ASIAN STAR DEVELOPMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Expressed in US Dollars)

NOTE 11 - STOCK OPTIONS

On July 1, 1998, the Board of Directors of the Company approved a Stock Option Plan. The Stock Option Plan provides officers, directors, key employees and consultants with options to purchase shares of common stock as additional compensation for services rendered and/or incentives for services to be rendered to the Company in the near future. As a result of adopting this Stock Option Plan, a total of 968,480 options were granted on July 14, 1998 and were exercisable for one year. During the year ended December 31, 1999, none of these options had been exercised.

During 1999, 100,000 options with an exercise price of $1.25 per share and 50,000 options with an exercise price of $1.50 per share were granted to consultants. The options vest immediately and are exercisable for one year. Accordingly, a total of 150,000 shares of common stock will be reserved by the Company for issuance upon exercise of the granted stock options. Compensation expense of $90,500 was recorded related to these options.

Each option is immediately exercisable after the granting date and will expire if it would not be exercised within one year from the granting date. The shares acquired through exercise of the options shall be restricted and will not be registered for trading unless the Company, in its sole discretion, files a registration statement and includes these designated shares.


                                    Granting       Options    Exercise      Vesting      Expiring
                                      Date         Granted      Price        Period        Date
                                      ----         -------      -----        ------        ----
Options granted to

     non-employees                   2/24/99        100,000      $1.25        None        2/23/00
                                     3/11/99         50,000      $1.50        None        3/10/00
                                                   --------
Total options granted                              150,000
                                                   =======


The weighted average exercise price at December 31, 1999 is $1.33. The weighted average fair value of options issued or extended during 1999 was $0.6. The following assumptions were used to determine the fair value of options:


                                               December 31,      December 31,
                                                   1999              1998
                                              ------------        ----------
Expected life                                     1 year            1 year
Volatility                                          80%               69%
Expected dividend yield                              -                 -
Risk free rate                                     4.82%             5.50%
                                             ================    =========


                          ASIAN STAR DEVELOPMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Expressed in US Dollars)

NOTE 11 - STOCK OPTIONS (Cont'd)

The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options granted to employees. In 1998, the difference of $164,240 between the option exercise price of $1.5 and market price of $2.0 was recognized as employee stock compensation cost. In accordance with APB No. 25, no compensation cost has been recognized for the fair value of options granted to employees. Had the compensation cost for the fair value of options granted to employees been recognized in line with SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts as follows:


                                                      December 31,
                                                      ------------
                                                  1999               1998
                                                  ----               ----
Net loss attributed to common shares
   As reported                               $  (1,158,145)      $ (1,011,515)
   Pro forma                                    (1,158,145)        (1,111,636)

Basic loss per share
   As reported                               $      (0.09)      $       (0.08)
   Pro forma                                        (0.09)              (0.09)
                                             =============      ==============


A summary of the status of the Company's stock options as of December 31, 1999 and 1998 are presented as follows:


                                                                        Weighted
                                                                         Average
                                                                      Exercise
                                                  Shares                Price
                                                  ------                -----
Outstanding at January 1, 1998                          -               $   -
Options granted to non-employees                  640,000               $1.50
Options granted to employees                      328,480               $1.50
                                                  -------
Outstanding at December 31, 1998                  968,480               $1.50
Options granted to non-employees                  150,000               $1.33
Options expired                                  (968,480)              $1.50
                                                  -------
Outstanding at December 31, 1999                  150,000               $1.33
                                                  =======               =====


                          ASIAN STAR DEVELOPMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Expressed in US Dollars)

NOTE 11 - STOCK OPTIONS (Cont'd)

The following table summarizes information about stock options outstanding as of December 31, 1999:


                                       Options Outstanding                  Options Exercisable
                                       -------------------                  -------------------
                                            Weighted
                                             Average       Weighted                      Weighted
                                            Remaining       Average                       Average
                             Number        Contractual     Exercise         Number       Exercise
Exercise Price             Outstanding        Life            Price       Exercisable       Price
--------------             -----------        ----            -----       -----------       -----
$1.25 - $1.50                150,000       0. 16 Years        $1.33         150,000         $1.33
                             =======                                        =======


Using Black Scholes option pricing model, the Company determined that the fair value of 968,480 options granted during 1998 was $779,435.

Subsequent to the year end the Company granted options to key employees and consultants to purchase 1,300,000 shares of the Company's common stock at $1.25 per share.

NOTE 12 - CEO NOTIONAL COMPENSATION

CEO of the Company waived his personal salary of $120,000 in each fiscal years ended December 31, 1999 and 1998. The Company recorded this amount as part of additional paid-in capital.

NOTE 13 - POST BALANCE SHEET EVENT

On January 13, 2000, one of the Company's subsidiaries, Able Wealth Investments Limited, entered into a sale and purchase agreement with the owner of two Hong Kong incorporated companies. Through this agreement, Able Wealth Investments Limited acquires the entire equity shares of these two Hong Kong companies which operate a cafeteria business in Hong Kong. According to the agreement, the purchase consideration is $445,162 (equivalent to HK$3,450,000) which shall be paid by issuing 261,860 restricted shares of the Company at $1.7 per share.

On January 25, 2000, the Company entered into an agreement to acquire an existing LPG cylinder manufacturing plant and an associated LPG bottling plant in the state of Kelantan, Malaysia. The project also includes the exclusive right to install a deep-water port for tankers. The total project cost is estimated to be $2.3 billion.

ITEM  8.     CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS
             ==================================================

Registrant has not had any changes in or disagreements with Accountants since inception.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
          ==================================================================

The following table sets forth the names, ages and positions of the Directors and Executive Officers of Registrant:


Name and Address                 Age           Position(s) Held (1)
----------------                 ---           --------------------
Stephen Chow                     59            President, CEO and
Room 930, Block B,                             Chairman of the Board
East Wing
New World Office Bldg.
Tsimshatsui, Kowloon,
Hong Kong

Sang Chan                        63            Director and Treasurer
Room 930, Block B,
East Wing
New World Office Bldg.
Tsimshatsui, Kowloon,
Hong Kong

Paul Lam                         58            Director and Secretary
Room 930, Block B,
East Wing
New World Office Bldg.
Tsimshatsui, Kowloon,
Hong Kong

Dr. Paul Tong                    58            Director
Room 930, Block B,
East Wing
New World Office Bldg.
Tsimshatsui, Kowloon,
Hong Kong


Each director of the Registrant is elected by the  stockholders to a term of one
(1) year and serves until his successor is elected and qualified. Each officer of the Registrant is elected by the Board of Directors to a term of one (1) year and serves until his successor is duly elected and qualified, or until he is removed from office. The Board of Directors has no nominating, auditing or compensation committees.

Background  of  Officers  and  Directors
----------------------------------------

Stephen Chow - Mr. Chow has been the Chief Executive Officer, President and Chairman of the Board of Directors of the Registrant since inception. For the past five years, he has also been the Managing Director of Honpar group companies, Hong Kong and Vice President of Enrich Ventures, Ltd., a public corporation traded on the Vancouver Stock Exchange. From 1983 to 1990, he was Senior Vice President of Hip Shing Land Development Ltd., USA and from 1972 to 1994, he was President of Consolidated Investment & Construction Ltd. in Canada.

He is currently the Advisor of Economic Affairs in the City of Taishan, Guandong, China and has been appointed an Honorable Citizen of Shilong, Dongguan, Guandong, China. His past appointments/affiliations include Director, Community Redevelopment Agency of the City of Los Angeles; Director/Officer of Windsor Builders Association of Ontario, Canada; President, Essex County Chinese-Canadian Association of Ontario, Canada; and Director, Multi-Cultural Council of Canada. He graduated from Hong Kong Technical College in 1959. He is the brother of Sam Chow, a member of Registrant's Advisory Board. Mr. Chow devotes full time to the business of Registrant.

Sang Chan - Mr. Chan has been a Director and the Treasurer of the Registrant since inception. From 1993 to the present, he has also been Chairman of Po Sang Construction Co., Ltd. of China; General Manager of Honpar (Huangzhou) Properties Co., Ltd.; General Manager of the China Division of Honpar Properties, Ltd. and the Owner/Manager of Po Sang Construction Co., Ltd., Hong Kong. From 1961 to 1993 he was a Consultant/Designer for various architectural firms in Hong Kong. Mr. Chan has a Major Degree in Accounting from Yuet Hoi University of Macau and devotes full time to the business of Registrant.

Paul Lam - Mr. Lam has been a Director and the Secretary of the Registrant since inception. From 1992 to the present, he has been the Managing Director of CNT Group Ltd., a Hong-Kong publicly-traded paint manufacturing company.
From 1975 to 1992, he was Managing Director of The China Paint Mfg. (1946) Co., Ltd. Mr. Lam graduated from the University of California-Berkeley in 1966 with a B.A. Degree in Chemistry. He is currently a committee member of the Chinese People Political Consultative Conferences (CPPCC) of Shenyang City, Liaoling Province and Chengdu City, Sichuan, respectively. He devotes his time as necessary to the business of Registrant.

Dr. Paul Tong - Dr. Tong has been a Director of the Registrant since March 2, 1998. From 1995 to September 1997, he has been the Chief Executive Officer of Pacific Century Regional Developments Ltd., with responsibility for infrastructure and property developments. From 1978 to 1994, he was General Manager of New World Development Co., Ltd., where he supervised the design and administration of commercial, residential and infrastructural projects in the Asian Pacific and North America. Dr. Tong has gained extensive experience in civil engineering having worked as a geotechnical engineer for a British consultancy as a civil engineer for a Hong Kong engineering consultancy and as a director and technical manager of a Hong Kong construction company. Dr. Tong graduated from the University of Manchester, U.K. in 1970 with a PhD. He is currently a member of the Institution of Civil Engineers, London and the Hong Kong Institution of Engineers. He devotes his time as necessary to the business of Registrant.

Employment  Agreements
----------------------
None of Registrant's officers or directors are currently party to employment agreements with Registrant. Registrant presently has no pension, health, annuity, bonus, insurance, profit sharing or similar benefit plans; however, it may adopt such plans in the future. There are presently no personal benefits available for directors, officers or employees of Registrant, except for options granted by the Board of Directors to certain officers, directors and consultants to Registrant.

Advisory  Board
---------------
The following professional engineers comprise Registrant's Advisory Board:

Brian Poon - Mr. Poon, a Canadian residing in Vancouver, B.C., is a structural engineer by profession with extensive building and structural engineering experience in Canada and Hong Kong for over 30 years. He was the chairman of the Structural Division of the Hong Kong Institution of Engineers 1984-1985 and served as Council member for several years. He co-founded Ng Chun Man & Associates, Architects and Engineers (H.K.) Ltd., one of the largest architectural and engineering firms in Hong Kong. In a wide and varied spectrum in building development field, his major projects include the Asia Terminal Limited Building, the Hong Kong Exhibition Centre, Central Plaza in Hong Kong and Shantou University in China. He took up residence in Vancouver in 1991 and is the President of Jet Fast Consultants Ltd. in Vancouver. He is also involved in food, hotel, travel and tour business and property developments in Southeast Asia.

Sam Chow - Mr. Chow resides in San Francisco, California, where he is professionally licensed in Civil Engineering by the State of California. Mr. Chow has 35 years of experience in construction, structural engineering, and civil engineering involving various low-rise and high-rise commercial and residential buildings. Mr. Chow is the Founder and President of ECD Construction, Inc., which provides contracting and construction management services to both public and private sector. As a licensed General Building Contractor, his projects include commercial, residential, and industrial construction. Prior to founding ECD Construction, Inc., Mr. Chow was at Davy McKee Corporation, where he was responsible for all aspects of civil and structural work on several multi-million dollar mining projects. Mr. Chow is the brother of Stephen Chow, an officer, director and principal shareholder of Registrant. Mr. Chow is the brother of Stephen Chow, an officer, director and principal shareholder of Registrant.

ITEM  10.     EXECUTIVE  COMPENSATION
              ========================

The following table sets forth certain information relating to the aggregate annual remuneration the Registrant pays to its officers and directors:


--------------------------------------------------------------------------------
                           SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------
                        ANNUAL COMPENSATION            LONG-TERM COMPENSATION
                                                              SECURITIES
                                               RESTRICTED     UNDERLYING
NAME AND PRINCIPAL                             STOCK           OPTIONS/
POSITION                    YEAR     SALARY    AWARD(S)(2)      SARS(2)    OTHER
-------------------         ----     ------    -----------    ----------  ------

STEPHEN CHOW (1)            1998       -       $178,480        178,480         -
PRESIDENT, CEO

SANG CHAN,                  1997    $46,000       -               -            -
TREASURER                   1998    $46,000    $100,000        100,000         -

PAUL LAM                    1998       -       $100,000        100,000         -

PAUL TONG                   1998       -       $100,000        100,000         -
-------------------------------------------------------------------------------

(1) Mr. Stephen Chow, CEO of Registrant, waived his annual compensation of $120,000 for the fiscal year ended December 31, 1999.

The other officers and directors of Registrant do not currently receive cash remuneration or salaries for their efforts. Upon successful completion of Registrant's proposed business projects, or receipt of revenues from operations of Registrant, of which there can be no assurance, salaries and other remuneration will be established by the Board of Directors as appropriate.

There are no employment contracts between Registrant and any of its officers or directors.

Registrant does not have any plan or arrangement with respect to compensation to its executive officers which would result from the resignation, retirement or any other termination of employment with Registrant or from a change in control of Registrant, or a change in the executive officers' responsibilities following any change in control, where in respect of an executive officer, the value of such compensation exceeds $120,000.

               OPTION/SAR  GRANTS  IN  LAST  FISCAL  YEAR
               ------------------------------------------

On July 14, 1998, Registrant granted the following stock options to the following officers and/or directors as additional compensation and incentives for services rendered to Registrant:


                                     PERCENT

                                       OF

                                     TOTAL
                   NUMBER OF         OPTIONS/
                   SECURITIES        SARS
                   UNDERLYING        GRANTED         EXERCISE      DATE OF
NAME OF HOLDER     GRANTED (#)       FISCAL YR       PRICE         EXERCISE
--------------     ----------       ----------      ---------      --------
STEPHEN CHOW         178,000           18%         $1.50/SHARE    UNTIL 7/13/99

PAUL TONG            100,000           10%         $1.50/SHARE    UNTIL 7/13/99

PAUL LAM             100,000           10%         $1.50/SHARE    UNTIL 7/13/99

SANG CHAN            100,000           10%         $1.50/SHARE    UNTIL 7/13/99

(1)  These percentages are based on the total number of option shares (968,480).

Each of the above options allow the holder to purchase one share of Registrant's restricted Common Stock at an exercise price of $1.50 per share for a period of one (1) year from the date of issue of the Option. Any shares acquired through exercise of these options shall be restricted shares and may not, under any circumstances, be registered or in any way become free trading until two years from the date the shares are acquired through exercise of the option. The records of the stock transfer agency, as well as any certificates issued upon exercise of these options shall contain said restrictive legend.

There are no other bonus, pension, deferred compensation, long-term incentive plans or awards, or any other similar plans for executive officers and/or directors of Registrant.

ITEM 11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND
          =========================================================
          MANAGEMENT
          ==========

The following table sets forth information regarding the shares of Registrant's Common Stock, par value $.001, beneficially owned for (i) each stockholder known by Registrant to be the beneficial owner of 5% or more of the Registrant's issued and outstanding Common Stock; (ii) each of the Registrant's officers and directors; and (iii) all officers and directors as a group. At December 31,1999, there were 12,955,530 shares of Common stock outstanding.


                                                 Amount &
                                                 Nature of
                                     Title       Beneficial      Percent of
Name and address                    Of Class     Ownership(1)      Class
-----------------                  ----------   -----------      ----------
Stephen Chow (2). . . . . .       Common Stock    5,578,480          43%
Room 930, Block B,
East Wing
New World Office Bldg.
Tsimshatsui, Kowloon,
Hong Kong

Sang Chan                          Common Stock     200,000           2%
Room 930, Block B,
East Wing
New World Office Bldg.
Tsimshatsui, Kowloon,
Hong Kong

Paul Lam                            Common Stock    150,000            1%
Room 930, Block B,
East Wing
New World Office Bldg.
Tsimshatsui, Kowloon,
Hong Kong

Dr. Paul Tong                       Common Stock     210,000            2%
Room 930, Block B,
East Wing
New World Office Bldg.
Tsimshatsui, Kowloon,
Hong Kong

Sam Chow (2)                        Common Stock     222,800            2%
2535 Irving Street
San Francisco, Ca. 94122

--------------------------
All officers and directors
as a group                                         6,361,280           49%


(1) Includes Stock Options which were granted to the officers and directors under a Stock Option Agreement, dated July 14, 1998. (See "Management" "Principal Stockholders" and "Certain Transactions"). None of the options were exercised and they all elapsed.

(2) Sam Chow, a member of Registrant's Advisory Board, is the brother of Stephen Chow, an officer, director and principal shareholder of Registrant.

There are no arrangements, known to Registrant, including any pledge by any person of securities of the Registrant, which may, at a subsequent date, result in a change in control of Registrant.

Future  Sales  by  Existing  Stockholders
-----------------------------------------
All shares of Common Stock of Registrant are "restricted securities", as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Act ("Rule 144"), save and except the 361,800 shares which were issued under a public offering in the State of New York, pursuant to an exemption provided by Rule 504 of Regulation D, promulgated under the Securities Act of 1933, as amended, which are not "restricted securities" under Rule 144 and can be publicly sold, except for those Shares purchased by "affiliates" of the Registrant, as that term is defined in Rule 144.

Under Rule 144, restricted shares can be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing one (1) year after their acquisition. Sales of shares by "affiliates" are subject to volume restrictions and certain other restrictions pertaining to the manner of sale, all pursuant to Rule 144.

Item  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
              ==================================================

On January 8, 1997, Registrant entered into two separate agreements for the purchase and sale of certain assets, one with Honpar (Huangzhou) Properties Limited and one with Honpar Properties Limited. Stephen Chow, an officer, director and principal shareholder of the Registrant, is an officer, director and principal shareholder of both of these companies. Registrant issued a total of 9,000,000 shares of its restricted Common Stock in exchange for all of the rights and interests in and to the assets as follows: (i) 5,760,000 shares in exchange for an 80% equity interest in the Dragon Villa and Water World projects in Guandong Province, China, and (ii) 3,240,000 shares in exchange for the Maple City project. Of the total 9,000,000 shares, 5,755,800 were issued to officers, directors, advisors and/or control person of the Registrant and 3,244,200 were issued to unrelated third parties. (See Item 1, Description of Business and Item 3, Description of Property.)

On June 20, 1998, Registrant sold, in a private placement transaction, a total of 323,000 shares of its restricted Common Stock to Extensiview Ltd., a principal shareholder of Registrant and an unrelated third party, for the sum of $646,000 U.S., or $2.00 per share.

On December 15, 1998, Registrant acquired a city hall development project in Shilong Town by issuing 2,590,730 shares of its Common Stock to Honpar (Shilong) Properties Limited, a Hong Kong corporation, of which Stephen Chow, an officer, director and principal shareholder of Registrant, is an officer, director and shareholder, in exchange for 100% equity interest in Honpar (Shilong).

ITEM  13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K.
         =========================================


EXHIBITS

a) All required exhibits, including the Company's Articles of Incorporation, and Bylaws, are attached to the Company's Form 10-SB, filed on December 1, 1999. All previously filed exhibits are incorporated herein by reference.

b) Reports on Form 8-K: No reports were on filed on Form 8K during the quarter ended December 31, 1999.

Exhibit No.         Document Description
-----------         ---------------------

3.1                 Articles of Incorporation and any Amendments-
                     Incorporated by reference to the Form 10-KSB,
                             filed December 1, 1999

3.2                 Bylaws- Incorporated by reference to the Form 10-KSB,
                             filed December 1, 1999

8                   Consent of BDO International,
                    Certified Public Accountants

27                  Financial Data Schedule

                              SIGNATURES
                              ===========

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused the registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

ASIAN  STAR  DEVELOPMENT,  INC.,  a

Nevada  corporation

By: /s/  STEPHEN CHOW                            Dated:  March 28,2000
Chief  Executive  Officer  and  President

By: /s/  SANG CHAN                               Dated:  March 28,2000
Chief  Financial  Officer