Form 10QSB
period 2000-03-31
ASIAN STAR DEVELOPMENT INC /NV
filed 2000-05-10
CIK 1046883

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

            ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                         COMMISSION FILE NUMBER: 0-26029

                          ASIAN STAR DEVELOPMENT, INC.
                          ----------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)




       NEVADA                                    88-0866395
----------------------              -----------------------------------
(STATE OF ORGANIZATION)            (I.R.S. EMPLOYER IDENTIFICATION NO.)


                          ROOM 930, BLOCK B, EAST WING
                            NEW WORLD OFFICE BUILDING
                         TSIMSHATSUI, KOWLOON, HONG KONG
                 ----------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


                                (852) 2721-0936
              --------------------------------------------------
              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE


CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X

THERE ARE 13,267,390 SHARES OF COMMON STOCK OUTSTANDING AS OF MARCH 31, 2000.

                       TABLE  OF  CONTENTS
                       -------------------

PART  I     FINANCIAL  INFORMATION

ITEM  1     FINANCIAL  STATEMENTS

ITEM  2     MANAGEMENT'S  DISCUSSION  OF  OPERATIONS  AND  FINANCIAL
            CONDITION

PART  II    OTHER  INFORMATION

ITEM  5     OTHER INFORMATION

ITEM  6     EXHIBITS  AND  REPORTS  ON  FORMS  8-K

ITEM  7     SIGNATURES

PART  I      FINANCIAL  INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS

THE UNAUDITED FINANCIAL STATEMENTS FOR THE QUARTER ENDED MARCH 31, 2000, PREPARED BY MANAGEMENT, AND EXPRESSED IN U.S. DOLLARS, ARE AS FOLLOWS:



                          ASIAN STAR DEVELOPMENT, INC.

              UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 2000

                          ASIAN STAR DEVELOPMENT, INC.

         INDEX TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


                                                                          PAGES

Interim Consolidated Balance Sheet                                         F - 1

Interim Consolidated Statements of Operations                              F - 2

Interim Consolidated Statements of Cash Flows                              F - 3

Notes to Interim Consolidated Financial Statements                F - 4 to F - 6



                          ASIAN STAR DEVELOPMENT, INC.

                       INTERIM CONSOLIDATED BALANCE SHEET

(Expressed in US Dollars)
                                                            MARCH 31, 2000      DEC. 31, 1999       MARCH 31, 1999
                                                            --------------      -------------       --------------
                                                             (UNAUDITED)          (AUDITED)           (UNAUDITED)

ASSETS

CURRENT ASSETS

         Cash and cash equivalents                          $  112,788          $    5,628            $   18,105
         Prepayments                                           326,245             133,059               281,250
         Inventories                                             9,030               3,905                24,440
         Other assets                                        1,073,410              43,690                70,586
                                                             ---------            --------             ---------
            Total current assets                            $1,521,473          $  186,282            $  394,381

Goodwill                                                        86,983                   -                     -
Land usage rights                                              469,814             469,814               469,814
Land improvement                                             4,297,445           4,274,312             4,274,312
Construction in progress                                     1,363,369           1,656,970             1,817,185
Property and equipment, net                                  1,698,910           1,363,294             1,425,153
                                                             ---------           ---------             ---------
Total asset                                                 $9,437,994          $7,950,672            $8,380,845
                                                             =========           =========             =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
         Due to a shareholder                               $1,045,926          $  714,204            $  299,449
         Accounts payable                                      681,228             542,821               584,985
         Other payables                                        410,277             159,150               285,139
         Accrued liabilities                                   197,167             180,890                 6,548
                                                             ---------           ---------             ---------
                  Total current liabilitie                  $2,334,598          $1,597,065            $1,176,121

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                                    -                   -                     -

SHAREHOLDERS EQUITY
Common stock, $0.001 par value:
         25,000,000 shares authorized, 13,267,390
                  shares issued and outstanding
Common stock                                                    13,268              12,956                12,956
Additional paid-in capital                                   9,017,661           8,510,311             8,299,811
Accumulated losses                                          (1,927,533)         (2,169,660)           (1,108,043)
                                                             ---------           ---------             ---------

         Total shareholders' equity                          7,103,396           6,353,607             7,204,724

Total liabilities and shareholders' equity                   9,437,994           7,950,672             8,380,845
                                                             =========           =========             =========




                          ASIAN STAR DEVELOPMENT, INC.

                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in US Dollars)

                                                                            THREE MONTHS ENDED
                                                                                  MARCH 31,

                                                                       2000                1999
                                                                    -----------         -----------
                                                                    (Unaudited)         (Unaudited)


Revenue, net                                                       $   370,447         $    19,283

Cost of Sales                                                         (379,134)            (17,638)
                                                                    ----------          ----------
Gross profit / (loss)                                                   (8,687)              1,645

Selling expenses                                                        (2,660)            (40,820)

General and administrative expenses                                $  (209,589)            (88,255)

Other income, net                                                      463,063              30,902
                                                                    ----------          ----------

Profit / (Loss) before income tax                                      242,127             (96,528)

Income tax provision                                                         -                   -
                                                                    ----------          ----------

Net profit / (loss) before minority interest                           242,127             (96,528)

Less     : loss in a subsidiary attributed to minority interest              -                   -

Net profit / (loss) attributed to common shareholders              $   242,127         $   (96,528)
                                                                    ==========          ==========

Net loss per common share - Basic and diluted                      $         0         $         0
                                                                    ==========          ==========
Weighted average number of common
         shares outstanding                                         13,267,390          12,955,530
                                                                    ==========          ==========



                          ASIAN STAR DEVELOPMENT, INC.

                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOW

                           (Expressed in US Dollars)

                                                                           THREE MONTHS ENDED
                                                                                 MARCH 31,

                                                                       2000                1999
                                                                    -----------         -----------
                                                                    (Unaudited)         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net profit / (loss)                                             $  242,127          $  (96,528)
      Adjustments to reconcile net profit / (loss) to
           net cash provided by operating activities:
         Depreciation and  amortisation of fixed assets               104,095               8,602
         Recognition of deferred expenses                                   -              56,250
         Prepayments                                                 (193,186)             56,318
         Inventories                                                   (5,125)              4,605
         Other assets                                              (1,029,720)            (50,181)
         Accounts payable                                             138,407               5,696
         Other payables                                               251,127             158,692
         Accrued expenses                                              16,277             (89,189)
         Gain on disposal of subsidiaries                             461,687                   -
                                                                    ---------            --------

NET CASH (USED IN)/PROVIDED BY OPERATING ACTIVITIES                   (14,311)             54,265

CASH FLOWS FROM INVESTING ACTIVITIES

    Payments for overheads                                            (23,133)           (138,768)
      Payments for construction materials and fixed assets           (249,618)           (123,589)
                                                                    ---------            --------

NET CASH USED IN INVESTING ACTIVITIES                                (272,751)           (262,357)

CASH  FLOWS FROM FINANCING  ACTIVITIES
    Proceeds from common stock  subscription                           62,500              91,980
    Advance from a shareholder                                        331,722              62,527
                                                                    ---------            --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                             394,222             154,507

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                  107,160             (53,585)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        5,628              71,690
                                                                    ---------            --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                            112,788              18,105
                                                                    =========            ========


                          ASIAN STAR DEVELOPMENT, INC.

               Notes to Interim Consolidated Financial Statements

NOTE 1   -        BASIS OF PRESENTATION

The accompanying financial data as of March 31, 2000 and for the three months ended March 31, 1999 and 2000, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's audited annual financial statements for the year ended December 31, 1999.

The preparation of financial statements in conformity with general accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2000, results of operations and cash flows for the three months ended March 31, 2000, have been made. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the operating results for the full year.

NOTE 2   -        LAND USAGE RIGHTS

Land usage right is an intangible asset and stated at cost and is amortized over the unexpired land usage term ranging from 50 to 70 years.

NOTE 3   -        COMMITMENTS AND CONTINGENCIES

Based on the joint venture contracts and agreements, the Company entered into two projects in China as of March 31, 2000. Details of the current status of the projects are as follows:


                        Total
                        Investment
                        Per Projects     Costs          Years Remaining to
                        Per Agreement    Incurred       Complete the Project Per
Project                 or Contract      to Date        Agreement or Contract
-------                 -----------      -------        ---------------------
(unaudited)

Maple City              38,000,000       2,016,621      No time limit
Shilong Town Hall       23,571,000       2,649,625      Pending on the PRC
                                                        economic conditions
                                                        and endeavoring to
                                                        complete within three
                                                        years
                       -----------      ----------
                       $61,571,000      $4,666,246
                       ===========      ==========


                          ASIAN STAR DEVELOPMENT, INC.

               Notes to Interim Consolidated Financial Statements

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

FINANCING RESOURCE DEPENDENCY

Historically, the operating activities of the above 2 projects were substantially financed by one of the Company's directors through the form of either infusing equity capital or providing shareholder's loans in addition to the fund raising exercised implements from 1997.

Considering the condition that only limited funding is presently available, management believes that the completion of these two projects on a timely basis will depend significantly on the additional funding available to the Company through debt and/or equity financing in the near future.

NOTE 4        -   DONGGUAN DRAGON VILLA LIMITED
                  DONGGUAN DRAGON ENTERTAINMENT CENTER LIMITED

In March, 2000, the Company disposed of its 80% equity interest in the "Dongguan Dragon Villa Limited" and "Dongguan Dragon Entertainment Center Limited" to the "Shilong Town House and Properties Corporation".

NOTE 5   -        ABLE WEALTH INVESTMENTS LIMITED

In January, 2000, the sales and purchase transactions were completed between one of the Company's subsidiaries, Able Wealth Investments Limited, and the owners of two Hong Kong incorporated companies. Through this agreement, Able Wealth Investments Limited acquires the entire equity shares of these two Hong Kong companies which operate a cafeteria business in Hong Kong.

NOTE 6   -        SUPERPORT PROJECT

On January 25, 2000, the Company entered into an agreement to acquire an existing to LPG cylinder manufacturing plant and an associated LPG bottling plant in the State of Kelantan, Malaysia. The Project also includes an exclusive right to install a deep-water port for tankers. The total project cost is estimated to be $2.3 billion.

NOTE 7   -        HARMONIC HALL INVESTMENT

On March 28, 2000, the Company and one of the Company's subsidiaries, Asian Star (Hong Kong) Limited ("The Group"), have entered into agreements with Harmonic Hall Investment Holdings Ltd, a B.V.I. Corporation, with 13 subsidiaries, operated in Hong Kong and China, whereby the Group acquired approximately 52% shares by exchange of 2,313,625 shares of the Company's Restricted Common Stock at par value $.001 and approximately US$650,000 cash. The transactions were completed in April 2000.

                          ASIAN STAR DEVELOPMENT, INC.

               Notes to Interim Consolidated Financial Statements


NOTE 8   -        "6-12" CONVENIENCE STORE CHAIN

According to the letter of intent entered into in September 1998, the Company planned to acquire 100% of total issued and outstanding shares of two PRC corporations through a 75% owned newly-established Hong Kong subsidiary. This plan has been subsequently changed as only one PRC corporation will be acquired. No cost has been incurred on this project as of March 31, 2000.

                          ASIAN STAR DEVELOPMENT, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

RESULTS OF OPERATION

LIMITED OPERATING HISTORY; ACCUMULATED DEFICIT; NEED FOR ADDITIONAL CAPITAL

There is limited historical financial information about Registrant upon which to base an evaluation of the Registrant's performance or to make a decision regarding an investment in shares of Registrant's Common Stock. Registrant has an accumulated deficit of $1,927,533 as of March 31, 2000. Registrant's cash and cash equivalents increased from $18,105 at March 31, 1999 to $112,788 at March 31, 2000.

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

Revenue from the operation of the Ocean Wealth Restaurant for the three months ended March 31, 2000 amounted to $370,447. Water Park Restaurant had no revenue for the three months ended March 31, 2000 due to the seasonal operation. The Company has entered into an agreement to assign the Water Park operation to the Panyu Trend Water Amusement Park Construction Ltd for a period of seven years at RMB1.2 million per annum with effect from June 1, 2000. The restaurant in the Water Park may also be assigned to other interest party or operated by the Registrant. Included in the general and administrative expenses are mainly salary, commission and depreciation expenses. Other income include gain on disposal of subsidiaries amounted to $461,687.

LIQUIDITY AND CAPITAL RESOURCES

For the quarter ended March 31, 2000, Registrant has generated positive cash flow of $107,160 from its operations for the three months mainly due to more advances from the shareholder. Due to the infant stage of its operations, substantial ongoing investment in properties and development efforts, and expenditures incurred to build the appropriate infrastructure to support expected future growth, Registrant has been substantially dependent on private placements of its equity securities and shareholder loan financing to fund its cash requirements.

Payments for overheads, representing accumulated indirect costs which are related to projects, decreased from $138,768 for the three months ended March 31, 1999 to $23,133 for the three months ended March 31, 2000. Payments for construction materials and fixed assets increased from $123,589 for the three months ended March 31, 1999 to $249,618 for the three months ended March 31, 2000.

Registrant issued 50,000 restricted shares of its common stock to an accredited investor and 261,860 restricted shares of its common stock in exchange for 100% equity shares of two Hong Kong incorporated companies which operate a cafeteria business in Hong Kong for the three months ended March 31, 2000.

As of March 31, 2000, Registrant's total assets and total liabilities were $9,437,994 and $2,334,598.

ITEM 5.    OTHER INFORMATION

     (1) On May 8, 2000, Registrant dismissed BDO International and, on May 9, 2000, Registrant retained PriceWaterhouse Coopers as its auditor. During the two previous fiscal years, the auditor expressed no adverse opinion, nor was any audit qualified or modified. There were no disagreements of any kind between Asian Star Development, Inc. and BDO International. The Board of Directors of Asian Star Development, Inc. decided that it wanted to use a larger accounting firm to perform its audit and therefore dismissed BDO International and approved the appointment of Price Waterhouse Coopers.

     (2) On May 9, 2000, Registrant engaged Price Waterhouse Coopers as its certifying accountant. Management has not previously consulted with Price Waterhouse Coopers on any accounting or financial reporting matters.

     (3) Other than the disclosures above, there are no other matters required pursuant to Form 8-K, or Item 304 of Regulation S-K, to be disclosed herein.


ITEM  6.   EXHIBITS  AND  REPORTS  ON  FORM  8-K.

EXHIBITS

a) All required exhibits, including the Company's Articles of Incorporation, and Bylaws, are attached to the Company's Form 10-KSB, for the year ended December 31, 1999, filed on March 20, 2000.

All previously filed exhibits are incorporated herein by reference.

b) Reports on Form 8-K: No reports were filed on Form 8K during the quarter ended March 31, 2000.

ITEM 7.    SIGNATURES

                           SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated this 10th day of May, 2000.

                           Asian Star Development, Inc.

                           By:  /s/  STEPHEN CHOW
                                ------------------------
                                Stephen Chow,  President