Form 10QSB
period 2000-06-30
ASIAN STAR DEVELOPMENT INC /NV
filed 2000-08-15
CIK 1046883

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

            ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                         COMMISSION FILE NUMBER: 0-26029


                          ASIAN STAR DEVELOPMENT, INC.
                          ----------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)




       NEVADA                                           88-0866395
-----------------------                     ------------------------------------
(STATE OF ORGANIZATION)                     (I.R.S. EMPLOYER IDENTIFICATION NO.)


                          ROOM 930, BLOCK B, EAST WING
                            NEW WORLD OFFICE BUILDING
                         TSIMSHATSUI, KOWLOON, HONG KONG
                    ----------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


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

THERE ARE 15,711,015 SHARES OF COMMON STOCK OUTSTANDING AS OF JUNE 30, 2000.

                       TABLE  OF  CONTENTS
                       -------------------

PART  I     FINANCIAL  INFORMATION

ITEM  1     FINANCIAL  STATEMENTS

ITEM  2     MANAGEMENT'S  DISCUSSION  OF  OPERATIONS  AND  FINANCIAL
            CONDITION

PART  II    OTHER  INFORMATION


ITEM  6     EXHIBITS  AND  REPORTS  ON  FORMS  8-K

ITEM  7     SIGNATURES

PART  I      FINANCIAL  INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS

THE UNAUDITED FINANCIAL STATEMENTS FOR THE QUARTER ENDED JUNE 30, 2000, PREPARED BY MANAGEMENT, AND EXPRESSED IN U.S. DOLLARS, ARE AS FOLLOWS:






                          ASIAN STAR DEVELOPMENT, INC.

              UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 2000

                          ASIAN STAR DEVELOPMENT, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                                     PAGE NUMBER
                                                                     -----------
PART 1        FINANCIAL INFORMATION


ITEM 1        CONSOLIDATED CONDENSED FINANCIAL STATEMENTS             F-1 to F-9


              CONSOLIDATED CONDENSED BALANCE SHEETS AS OF
              DECEMBER 31, 1999 AND JUNE 30, 2000                            F-1

              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
              FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999
              AND 2000                                                       F-2

              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 2000                F-3

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS    F-4 to F-9


ITEM 2        MANAGEMENT'S DISCUSSION AND ANALYSIS


                          ASIAN STAR DEVELOPMENT, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                            (Expressed in US Dollars)


                                                                       DECEMBER 31,       JUNE 30,
                                                                          1999              2000
                                                                       -------------    -------------
                                                                        (AUDITED)        (UNAUDITED)

ASSETS                                                     NOTES

CURRENT ASSETS
        Cash and cash equivalents                                            5,628            26,508
        Prepayments                                                        133,059           284,418
        Inventories                                                          3,905             6,649
        Other assets                                                        43,690           737,796
                                                                      -------------     -------------
            Total current assets                                           186,282         1,055,371

Goodwill                                                      2                  -            84,809
Investment                                                    3                  -         9,953,501
Land usage rights                                             4            469,814           469,814
Land improvement                                                         4,274,312         4,297,445
Construction in progress                                                 1,656,970         1,358,145
Property and equipment, net                                              1,363,294         2,624,237
                                                                      -------------     -------------
Total assets                                                             7,950,672        19,843,322
                                                                      =============     =============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
        Due to a shareholder                                               714,204         1,611,450
        Accounts payable                                                   542,821         1,360,840
        Other payables                                                     159,150           411,597
        Accrued expenses                                                   180,890           186,650
                                                                      -------------     -------------
            Total current liabilities                                    1,597,065         3,570,537

COMMITMENTS AND CONTINGENCIES                                 5

SHAREHOLDERS' EQUITY Common stock, $0.001 par value:
        25,000,000 shares  authorized,  15,711,015 shares
        issued and outstanding as of June 30, 2000 and
        12,955,530  shares issued and  outstanding as of
        December 31, 1999
Common stock                                                                12,956            15,711
Additional paid-in capital                                    6          8,510,311        18,465,718
Accumulated deficit                                                     (2,169,660)       (2,208,644)
                                                                      -------------     -------------
        Total shareholders' equity                                       6,353,607        16,272,785
                                                                      -------------     -------------
Total liabilities and shareholders' equity                               7,950,672        19,843,322
                                                                      =============     =============



                          ASIAN STAR DEVELOPMENT, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                            (Expressed in US Dollars)


                                                  THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                       JUNE 30,                               JUNE 30,

                                                1999              2000                 1999               2000
                                            -------------      ------------        -------------      -------------
                                   NOTE      (UNAUDITED)       (UNAUDITED)          (UNAUDITED)        (UNAUDITED)

Revenue, net                                           -           254,811               19,283            625,258

Cost of sales                                          -          (296,554)             (17,638)          (675,688)
                                            -------------      ------------        -------------      -------------
Gross profit / (loss)                                  -           (41,743)               1,645            (50,430)

Selling, general and
     administrative expenses                    (130,402)         (195,667)            (259,477)          (407,916)

Other income/(loss), net             8            21,010           (43,701)              51,912            419,362
                                            -------------      ------------        -------------      -------------
Loss before income tax                          (109,392)         (281,111)            (205,920)           (38,984)

Income tax provision                                   -                 -                    -                  -
                                            -------------      ------------        -------------      -------------
Net loss                                        (109,392)         (281,111)            (205,920)           (38,984)

Net loss attributed to common
     shareholders                               (109,392)         (281,111)            (205,920)           (38,984)
                                            =============      ============        =============      =============
Net loss per common share -
     basic and diluted                            (0.008)           (0.018)              (0.016)            (0.003)
                                            =============      ============        =============      =============
Weighted average number of common
     shares outstanding                       12,955,530        15,308,769           12,955,530         14,267,453
                                            =============      ============        =============      =============



                          ASIAN STAR DEVELOPMENT, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                            (Expressed in US Dollars)


                                                                                     SIX MONTHS ENDED
                                                                                         JUNE 30,

                                                                               1999                   2000
                                                                          ----------------       ----------------
                                                                  NOTE      (UNAUDITED)            (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                      (205,920)               (38,984)
Adjustments to reconcile net loss to
           net cash provided by/(used in) operating activities
         Depreciation and amortisation                                             25,154                116,069
         Changes in operating assets and liabilities:
         Prepayments                                                              167,598               (151,359)
         Inventories                                                                8,576                 (2,744)
         Other assets                                                             (47,296)              (694,106)
         Accounts payable                                                           7,871                818,019
         Other payables                                                           140,505                252,447
         Accrued expenses                                                         (93,180)                 5,760
         Gain on disposal of subsidiaries                           8                   -               (417,138)
                                                                          ----------------       ----------------
NET CASH PROVIDED BY/(USED IN)/ OPERATING ACTIVITIES                                3,308               (112,036)

CASH FLOWS FROM INVESTING ACTIVITIES
  Payments for investment                                                               -               (665,501)
  Payments for overheads                                                         (186,502)               (20,208)
  Purchases of construction materials and fixed assets                           (151,903)            (1,332,141)
  Proceeds from disposal of subsidiaries                                                -              1,028,520
                                                                          ----------------       ----------------
NET CASH USED IN INVESTING ACTIVITIES                                            (338,405)              (989,330)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock subscription                                            91,980                225,000
Advance from a shareholder                                                        181,798                897,246
                                                                          ----------------       ----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                         273,778              1,122,246

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                              (61,319)                20,880

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   71,690                  5,628
                                                                          ----------------       ----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         10,371                 26,508
                                                                          ================       ================

SUPPLEMENTAL DISCLOSURE OF SIGNIFICANT NON CASH TRANSACTION
     Issuance of 2,313,625 common stocks for acquiring equity
     interest in an investment (Note 3)                                                 -              9,288,000
                                                                          ================       ================


                          ASIAN STAR DEVELOPMENT, INC.

              Notes to Consolidated Condensed Financial Statements


NOTE 1   -        BASIS OF PRESENTATION

The accompanying consolidated financial statements as of December 31, 1999 and June 30, 2000 and for the three and six months ended June 30, 1999 and 2000, of Asian Star Development, Inc and its subsidiaries have been prepared in accordance with generally accepted accounting principles and with instructions to Form 10-Q and Regulation S-X. The balance sheet as of December 31, 1999 was derived from audited financial statements included in the Company's Form 10-K for the year ended December 31, 1999 (the "Form 10-K"). The financial statements at June 30, 2000 and for the three and six months ended June 30, 1999 and 2000 have not been audited by independent accountants. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to requirements of the Securities and Exchange Commission. However, the Company believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2000, results of operations and cash flows for the three and six months ended June 30, 1999 and 2000, have been made. However, these results are not necessarily indicative of the operating results for any other interim period or for the full year.


NOTE 2   -        GOODWILL

Goodwill represents the excess of cost of acquisitions of 100% equity interest of two Hong Kong Companies over the fair value of the net assets of the acquired companies at the date of acquisition

                          ASIAN STAR DEVELOPMENT, INC.

              Notes to Consolidated Condensed Financial Statements


in January 2000. The newly acquired companies are operating a cafeteria of which an officer of the Registrant had an equity interest. The carrying amount of goodwill is amortized over a period of 10 years. Details of the acquisition are as follows:

                                                                     USD

Sales consideration   *                                          445,162
Less: Fair value of net assets acquired                         (358,179)
                                                        -----------------

Goodwill                                                          86,983
Less: amortization during the period                              (2,174)
                                                        -----------------

                                                        $         84,809
                                                        =================

* The Registrant issued 261,860 Restricted shares of the Company valued at US$1.7 per share for the sales consideration



NOTE 3   -        INVESTMENT IN HARMONIC HALL INVESTMENT

On March 28, 2000, the Company entered into agreements with Harmonic Hall Investment Holdings Ltd, ("HHI"), whereby the Company acquired approximately 52% of the outstanding common stock of HHI for 2,313,625 shares of the Company's Restricted Common Stock at par value US$.001 and cash of US$665,501. The consummation date of the transaction was in April 2000.

As of June 30, 2000, the Company paid cash of US$665,501 and issued 2,313,625 shares of the Registrant's Common Stock at a fair value of US$9,288,000 which have been accounted for as an investment in the accounts at cost. The fair value of Restricted Common Stock was determined based on the average trading share prices quoted on the stock exchange. The exchange of the shares of the Common Stock between HHI and the Company was completed on 15 April 2000.

In addition to the above, the Company has advanced a sum of approximately US$323,000 to HHI for its working capital. The advance has no specific terms of repayment.

Following the purchase, management of the Company has not been able to exercise significant influence over the operation of HHI or able to obtain financial statements of HHI as of 30 June 2000. In August 2000, the Company retained legal counsel in Hong Kong and is preparing to file a writ in Court against HHI for breach of the agreements. Accordingly, the financial statements of HHI have not been consolidated into the group accounts.

                          ASIAN STAR DEVELOPMENT, INC.

              Notes to Consolidated Condensed Financial Statements


NOTE 4   -        LAND USAGE RIGHTS

Land usage right is stated at cost and amortized over the unexpired land usage term ranging from 50 to 70 years.


NOTE 5   -        COMMITMENTS AND CONTINGENCIES

Based on the joint venture contracts and agreements, the Company entered into two projects in China as of June 30, 2000. Details of the current status of the projects are as follows:


                    Total Investment
                         Per Project          Costs      Years Remaining to
                       Per Agreement        Incurred     Complete the Project Per
Project                  or Contract         to Date     Agreement or Contract
---------------------------------------------------------------------------------------
                                          (unaudited)

Maple City                38,000,000       2,016,621     No time limit
Shilong Town Hall         23,571,000       2,649,625     Subsequent to June 30, 2000,
                                                         the Company disposed of its
                        ------------    ------------     interest as detailed in Note 8
                       $  61,571,000   $   4,666,246
                        ============    ============



FINANCING RESOURCE DEPENDENCY

The operating activities of the above two projects were substantially financed by one of the Company's directors through either capital infusion or loans, in addition to the fund raising exercised in 1997.

                          ASIAN STAR DEVELOPMENT, INC.

              Notes to Consolidated Condensed Financial Statements


NOTE 5   -        COMMITMENTS AND CONTINGENCIES (CONTINUED)

Considering the condition that only limited funding is presently available, management believes that the completion of these two projects on a timely basis will depend significantly on additional funding available to the Company through debt and/or equity financing in the near future.


NOTE 6   -        COMMON STOCK , ADDITIONAL PAID-IN CAPITAL

During the three months ended June 30, 2000, the Company issued 130,000 additional shares of Common Stock to non-employees at a share price of US$1.25 per share pursuant to stock option plan exercised. In addition, 2,313,625 shares of Common Stock were issued to acquire the equity interest of HHI as detailed in
Note 3. Details of shares of Common Stock movements are as follows:

                                                                                                    Additional
                                                     Common Stock                                      Paid in
                                                    No. of shares                Amount                Capital
                                                                                    US$                    US$

As at December 31, 1999                                12,955,530                12,956              8,510,311
Common Stock issued for option exercised                   50,000                    50                 62,450
Purchase of a cafeteria                                   261,860                   262                444,900
                                                    --------------        --------------        ---------------

As at March 31, 2000                                   13,267,390                13,268              9,017,661
Common Stock issued for option exercised                  130,000                   130                162,370
Acquisition of HHI                                      2,313,625                 2,313              9,285,687
                                                    --------------        --------------        ---------------

As at June 30, 2000                                    15,711,015                15,711             18,465,718
                                                    ==============        ==============        ===============



NOTE 7   -        OVERHEADS

Overheads represent all accumulated indirect costs that are related to projects such as project supervisors' salaries, certain travel and administrative expenses, and legal fees, etc. The accumulated overheads are allocated to respective projects based on the actual time spent on each project.

                          ASIAN STAR DEVELOPMENT, INC.

              Notes to Consolidated Condensed Financial Statements


NOTE 8   -        OTHER INCOME

Other income comprises mainly a gain on disposal of the Company's 80% equity interest in the Dongguan Dragon Villa Limited and Dongguan Dragon Entertainment Center Limited to the Shilong Town House and Properties Corporation. Details of the disposal are as follows:

                                                                       USD

Sales consideration                                              1,028,520
Less: Value of net assets disposed                               (611,382)
                                                          -----------------

Gain on disposal                                                   417,138
                                                          =================


NOTE 9   -        OTHER PROJECTS

A)       SUPERPORT PROJECT

On January 25, 2000, the Company entered into an agreement to acquire an existing to LPG cylinder manufacturing plant and an associated LPG bottling plant in the State of Kelantan, Malaysia. The Project also includes an exclusive right to install a deep-water port for tankers. The total project cost is estimated to be $2.3 billion. The agreement is currently under review of the Foreign Investment Consulate of Malaysian Government for approval.

B)       "6-12" CONVENIENCE STORE CHAIN

According to a letter of intent entered into in September 1998, the Company planned to acquire 100% of total issued and outstanding shares of two PRC corporations through a 75% owned newly-established Hong Kong subsidiary. This plan has been subsequently changed as only one PRC corporation will be acquired. No cost has been incurred on this project as of June 30, 2000.


NOTE 10  -        SUBSEQUENT EVENTS

One of the Company's subsidiary, Honpar (Shilong) Properties Limited, is involved in a legal proceeding with a PRC construction company over the Shilong Town Hall project. In July 2000,

                          ASIAN STAR DEVELOPMENT, INC.

              Notes to Consolidated Condensed Financial Statements


management of the Company has reached an agreement with the PRC construction company to withdraw the legal proceeding. On July 3, 2000, the Company disposed of its 100% equity interest in the Honpar (Shilong) Properties Limited at a consideration of RMB12.5 million (approximately US$1.5 million). The total construction costs incurred by the subsidiary amounted to approximately US$2.6 million which results in an estimated loss on disposal of US$1.1 million.

                          ASIAN STAR DEVELOPMENT, INC.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATION

LIMITED OPERATING HISTORY; ACCUMULATED DEFICIT; NEED FOR ADDITIONAL CAPITAL

There is limited historical financial information about the Registrant upon which to base an evaluation of the Registrant's performance or to make a decision regarding an investment in shares of Registrant's Common Stock. Registrant has an accumulated deficit of $2,208,644 as of June 30, 2000. Registrant's cash and cash equivalents increased from $10,371 at June 30, 1999 to $26,508 at June 30, 2000.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

Revenue from the operation of Ocean Wealth Restaurant and Shilong Water World increased from zero for the three months ended June 30, 1999 to $254,811 for the three months ended June 30, 2000. Selling, general and administrative expenses comprised mainly salary, depreciation expenses and commission increased from $130,402 for the three months ended June 30, 1999 to $195,667 for the 3 months ended June 30, 2000.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

Revenue from the operation of the Ocean Wealth Restaurant and Shilong Water World for the six months ended June 30, 2000 and 1999 amounted to $613,158 and $12,100 respectively. Included in the selling, general and administrative expenses are mainly salary, commission and depreciation expenses. Other income includes the gain on disposal of its 80% equity interest in Dongguan Dragon Villa Limited and Dongguan Dragon Entertainment Centre Limited of $417,138.

LIQUIDITY AND CAPITAL RESOURCES

For the quarter ended June 30, 2000, Registrant had generated positive cash flows of $20,880 for six months mainly due to issuance of its securities in connection with the options exercised and advances from a shareholder. Due to the infant stage of its operations, substantial ongoing investment in properties and development efforts, and expenditures incurred to build the appropriate infrastructure to support expected future growth, the Registrant has been substantially dependent on shareholder loan financing to fund its cash requirements.

Proceeds from Common stock issued during the three months ended June 30, 2000 amounted to $162,500.

Payments for overheads, representing accumulated indirect costs which are related to projects, decreased from $186,502 for the six months ended June 30, 1999 to $20,208 for the six months ended June 30, 2000. Payments for construction materials and fixed assets in relation to Water Park increased from $151,903 for the six months ended June 30, 1999 to $1,332,141 for the six months ended June 30, 2000.

As of June 30, 2000, Registrant's total assets and total liabilities were $19,843,322 and $3,570,537.

                          ASIAN STAR DEVELOPMENT, INC.

Its investment portfolio comprised the following as of June 30, 2000:

PROJECT / SUBSIDIARY                                     BUSINESS NATURE
-------------------------------------                    --------------------
Maple City                                               Property Development
Shilong Town Hall (sold in July 2000)                    Property Development
Ocean Wealth Restaurant                                  Cafeteria Business
Shilong Water World                                      Water Park



ITEM  6.   EXHIBITS  AND  REPORTS  ON  FORM  8-K.

EXHIBITS

A) All required exhibits, including the Company's Articles of Incorporation, and Bylaws, are attached to the Company's Form 10-KSB, for the year ended December 31, 1999, filed on March 20, 2000.

All previously filed exhibits are incorporated herein by reference.

B) Reports on Form 8-K: No reports were on filed on form 8k during the quarter ended June 30, 2000.



ITEM 7.   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated  this 11th  day  of  June, 2000.

                           Asian Star Development, Inc.

                           BY:/s/STEPHEN CHOW
                              ------------------------
                              STEPHEN CHOW,  PRESIDENT