Form 10QSB
period 2000-09-30
ASIAN STAR DEVELOPMENT INC /NV
filed 2000-11-14
CIK 1046883

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

            ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

THERE ARE 15,711,015 SHARES OF COMMON STOCK OUTSTANDING AS OF SEPTEMBER 30, 2000

                          ASIAN STAR DEVELOPMENT, INC.




--------------------------------------------------------------------------------


              UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000


--------------------------------------------------------------------------------

                          ASIAN STAR DEVELOPMENT, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS



                                                                                                      PAGE NUMBER


PART 1        FINANCIAL INFORMATION


ITEM 1        CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


              Consolidated Condensed Balance Sheets as of December 31, 1999 and September 30, 2000    F - 1

              Consolidated  Condensed Statements of Operations for the Three and
              Nine Months Ended September 30, 1999 and 2000                                           F - 2

              Consolidated  Condensed  Statements  of Cash  Flows  for the  Nine
              Months Ended September 30, 1999 and 2000                                                F - 3

              Notes to Consolidated Condensed Financial Statements                                    F - 4 to F - 10


ITEM 2        MANAGEMENT'S DISCUSSION AND ANALYSIS



                          ASIAN STAR DEVELOPMENT, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS



                                                                             DECEMBER 31,            SEPTEMBER 30,
                                                                                     1999                     2000
                                                                                (AUDITED)              (UNAUDITED)
ASSETS                                                            NOTES

CURRENT ASSETS
        Cash and cash equivalents                                                   5,628                  240,877
        Prepayments                                                               133,059                  218,702
        Inventories                                                  2              3,905                1,274,076
        Other assets                                                 4             43,690                  483,524
                                                                             -------------            -------------

            Total current assets                                                  186,282                2,217,179

Goodwill                                                             3                  -                   82,635
Investment                                                           4                  -                9,953,501
Land usage rights                                                    5            469,814                        -
Land improvement                                                     5          4,274,312                1,876,701
Construction in progress                                             5          1,656,970                  721,924
Property and equipment, net                                                     1,363,294                2,629,474
                                                                             -------------            -------------

Total assets                                                                    7,950,672               17,481,414
                                                                             =============            =============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
        Due to a shareholder                                                      714,204                  668,188
        Accounts payable                                                          542,821                2,089,021
        Other payables                                                            159,150                  321,331
        Accrued expenses                                                          180,890                  182,123
                                                                             -------------            -------------

            Total current liabilities                                           1,597,065                3,260,663

COMMITMENTS AND CONTINGENCIES                                        6

SHAREHOLDERS' EQUITY
Common stock, $0.001 par value:
        25,000,000 shares  authorized,  15,711,015 shares                          12,956                   15,711
        issued and outstanding as of September 30, 2000 and
        12,955,530 shares issued and outstanding as of
        December 31, 1999
Additional paid-in capital                                           7          8,510,311               18,465,718
Accumulated deficit                                                            (2,169,660)              (4,260,678)
                                                                             -------------            -------------

        Total shareholders' equity                                              6,353,607               14,220,751
                                                                             -------------            -------------

Total liabilities and shareholders' equity                                      7,950,672               17,481,414
                                                                             =============            =============

The accompanying notes are an integral part of these consolidated condensed financial statements.




                          ASIAN STAR DEVELOPMENT, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS


                                                  THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                    SEPTEMBER 30,                           SEPTEMBER 30,

                                                1999              2000                 1999               2000
                                            -------------      ------------        -------------      -------------
                                   NOTE      (UNAUDITED)       (UNAUDITED)          (UNAUDITED)        (UNAUDITED)

Revenue, net                                 $    22,643       $   337,074          $    41,926        $   962,332

Cost of sales                                    (22,965)         (253,757)             (40,603)          (929,445)
                                            -------------      ------------        -------------      -------------

Gross profit / (loss)                               (322)           83,317                1,323             32,887

Selling, general and
     administrative expenses                    (102,016)         (458,155)            (361,493)          (866,071)

Other income/(loss), net              8            1,458        (1,677,196)              53,370         (1,257,834)
                                            -------------      ------------        -------------      -------------

Loss before income tax                          (100,880)       (2,052,034)            (306,800)        (2,091,018)

Income tax provision                  9                -                 -                    -                  -
                                            -------------      ------------        -------------      -------------

Net loss                                     $  (100,880)      $(2,052,034)         $  (306,800)       $(2,091,018)
                                            =============      ============        =============      =============

Net loss per common share -
     basic and diluted                            (0.008)           (0.131)              (0.024)            (0.151)
                                            -------------      ------------        -------------      -------------

Basic and diluted weighted average
     number of common shares outstanding      12,955,530        15,711,015           12,955,530         13,825,339
                                            =============      ============        =============      =============

The accompanying notes are an integral part of these consolidated condensed financial statements.




                          ASIAN STAR DEVELOPMENT, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


                                                                                    NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,

                                                                               1999                   2000
                                                                          ----------------       ---------------

                                                                  NOTE      (UNAUDITED)            (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                     $(306,800)           $(2,091,018)
Adjustments to reconcile net loss to
        net cash provided by/(used in) operating activities
      Depreciation and amortisation                                                50,419                128,043
      Recognition of deferred expense                                             112,500                      -
      Loss/(Gain) on disposal of subsidiaries                       8             (53,370)             1,257,834
      Changes in operating assets and liabilities:
      Prepayments                                                                 111,296                (85,643)
      Inventories                                                                  21,459             (1,270,171)
      Other assets                                                                (44,992)              (439,834)
      Accounts payable                                                            (36,477)             1,546,200
      Other payables                                                              149,562                162,181
      Accrued expenses                                                            (86,514)                 1,233
                                                                          ----------------       ---------------

NET CASH USED IN OPERATING ACTIVITIES                                             (82,917)              (791,175)

CASH FLOWS FROM INVESTING ACTIVITIES
  Payments for investment                                                               -               (665,501)
  Payments for capitalized overhead costs in connection with
    construction                                                                 (188,907)                (9,379)
  Purchases of construction materials and fixed assets                           (155,388)              (959,266)
  Proceeds from disposal of subsidiaries                                           26,162              2,481,586
                                                                          ----------------       ---------------

NET CASH USED IN INVESTING ACTIVITIES                                            (318,133)               847,440

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock subscription                                            91,980                225,000
Advance from/(repayment to) a shareholder                                         241,981                (46,016)
                                                                          ----------------       ---------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                         333,961                178,984
                                                                          ----------------       ---------------

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                              (67,089)               235,249

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   71,690                  5,628
                                                                          ----------------       ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $   4,601            $   240,877
                                                                          ================       ===============

SUPPLEMENTAL DISCLOSURE OF SIGNIFICANT NON CASH INVESTING AND
  FINANCING ACTIVITIES
     Issuance of 2,313,625 common stock for acquiring equity
     interest in an investment (Note 4)                                         $       -            $ 9,288,000
                                                                          ================       ===============


The accompanying notes are an integral part of these consolidated condensed financial statements.


                          ASIAN STAR DEVELOPMENT, INC.

              Notes to Consolidated Condensed Financial Statements


NOTE 1      -     BASIS OF PRESENTATION
---------------------------------------

The accompanying consolidated financial statements as of December 31, 1999 and September 30, 2000 and for the three and nine months ended September 30, 1999 and 2000, of Asian Star Development, Inc and its subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States and with instructions to Form 10-Q and Regulation S-X. All significant inter-company balances have been eliminated in consolidation. The balance sheet as of December 31, 1999 was derived from audited financial statements included in the Company's Form 10-K for the year ended December 31, 1999 (the "Form 10-K"). The financial statements at September 30, 2000 and for the three and nine months ended September 30, 1999 and 2000 have not been audited by independent accountants. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to requirements of the Securities and Exchange Commission. However, the Company believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

The consolidated financial statements are reported in US Dollars("$").

In the opinion of management, all normally recurring adjustments necessary to present fairly the financial position as of September 30, 2000, results of operations and cash flows for the three and nine months ended September 30, 1999 and 2000, have been made. However, these results are not necessarily indicative of the operating results for any other interim period or for the full year.


The accompanying notes are an integral part of these consolidated condensed financial statements.

                          ASIAN STAR DEVELOPMENT, INC.

              Notes to Consolidated Condensed Financial Statements


NOTE 2      -     INVENTORIES
-----------------------------

Inventories comprise primarily of souvenir held for sales and are stated at lower of cost or market value. Market value will be determined using replacement cost in accordance with the relevant industry standard. In June 2000, the Company's newly established subsidiary, Asian Star Technology Development Limited ("ASTD"), was appointed as an agent for the Chinese Academy of Space Technology for all international commercial activities. ASTD launched marketing programs for sales of highly coveted China Space Souvenir Products.


NOTE 3      -     GOODWILL
--------------------------

In January 2000, the Company acquired 100% of the equity interest of two Hong Kong companies owned by an officer of the Company. Goodwill represents the excess of consideration given over the fair value of the net assets of the acquired companies at the date of acquisition. The carrying amount of goodwill is amortised over a period of 10 years on a straight-line basis. Details of the acquisition are as follows:

Consideration   *                                                   $ 445,162
Less: Fair value of net assets acquired                              (358,179)
                                                                    ---------

Goodwill                                                               86,983
Less: amortisation during the period                                   (4,348)
                                                                    ----------

                                                                    $  82,635
                                                                    ==========

* The Company issued 261,860 of the Company's Restricted Common Stock valued at $1.7 per share as consideration


NOTE 4      -     INVESTMENT IN HARMONIC HALL INVESTMENT
--------------------------------------------------------

On March 28, 2000, the Company entered into agreements with Harmonic Hall Investment Holdings Ltd, ("HHI"), whereby the Company acquired approximately 52% of the outstanding common stock of HHI for 2,313,625 shares of the Company's Restricted Common Stock at par value $.001 and cash of $665,501. The consummation date of the transaction was in April 2000.

The accompanying notes are an integral part of these consolidated condensed financial statements.

                          ASIAN STAR DEVELOPMENT, INC.

              Notes to Consolidated Condensed Financial Statements


As of June 30, 2000, the Company paid cash of $665,501 and issued 2,313,625 shares of the Company's Common Stock at a fair value of $9,288,000. The fair value of Restricted Common Stock was determined based on the average trading share prices quoted on the stock exchange.

In addition to the above, the Company had advanced a sum of approximately $323,000 to HHI for its working capital. The advance has no specific terms of repayment and is recorded as other assets.

Following the purchase, management of the Company has not been able to exercise significant influence over the operation of HHI or obtain financial statements of HHI as of June 30, 2000. In August 2000, the Company retained a legal counsel in Hong Kong to prepare and file a writ in Court against HHI for breach of the agreements. On September 26, 2000, the Company filed an action in the High Court of the Hong Kong Special Administrative Region seeking rescission of the agreements. The action seeks return of all monies paid, and all shares issued by the Company in the transaction, together with damages. Accordingly, the financial statements of HHI have not been included in the consolidated financial statements. No provision has been made for any diminution in value of the investment.


NOTE 5 - DISPOSAL OF LAND USAGE RIGHTS/LAND IMPROVEMENT/CONSTRUCTION IN PROGRESS
--------------------------------------------------------------------------------

The Company disposed of its 100% equity interest in the Shilong Town Hall project to Dongguan Shilong Properties Limited in July 2000. Details of the disposal are as follows:


Consideration received                                    $  1,453,066
Less: Book value of net assets disposed                     (3,180,639)
                                                       ---------------
Loss on disposal                                          $  1,727,573
                                                       ===============


The accompanying notes are an integral part of these consolidated condensed financial statements.

                          ASIAN STAR DEVELOPMENT, INC.

              Notes to Consolidated Condensed Financial Statements



NOTE 6      -     COMMITMENTS AND CONTINGENCIES
-----------------------------------------------

Based on the joint venture contract and agreement, the Company entered into a project in China as of September 30, 2000. Details of the current status of the project are as follows:

               Total Investment
                    Per Project            Costs        Years Remaining to
                  Per Agreement          Incurred       Complete the Project Per
Project             or Contract           to Date       Agreement or Contract
--------------------------------------------------------------------------------
                                      (unaudited)

Maple City           38,000,000         2,517,461       No time limit
                     ==========         =========

Details of other projects are summarized in Note 10.


FINANCING RESOURCE DEPENDENCY

The operating activities of the above project was substantially financed by one of the Company's directors through either capital infusion or loans, and funds raised.

Management believes that the completion of the project on a timely basis will depend significantly on additional funding available to the Company through debt and/or equity financing in the near future. There will be no assurance that such financing will be available, or if so, at terms beneficial for the Company. No development of the project was made during the last quarter.


NOTE 7      -     COMMON STOCK, ADDITIONAL PAID-IN CAPITAL
----------------------------------------------------------

There was no share of Common Stock issued during the three months ended September 30, 2000. Details of shares of Common Stock movements for the period December 31, 1999 to September 30, 2000 are as follows:


The accompanying notes are an integral part of these consolidated condensed financial statements.



                          ASIAN STAR DEVELOPMENT, INC.

              Notes to Consolidated Condensed Financial Statements


                                                                                                  Additional
                                                          Common Stock                               Paid in
                                                         No. of shares           Amount              Capital

As of December 31, 1999                                     12,955,530          $12,956          $ 8,510,311
Common Stock issued for option exercised                        50,000               50               62,450
Purchase of a cafeteria                                        261,860              262              444,900
                                                     ------------------ ----------------  -------------------

As of March 31, 2000                                        13,267,390           13,268            9,017,661
Common Stock issued for option exercised                       130,000              130              162,370
Acquisition of HHI *                                         2,313,625            2,313            9,285,687
                                                     ------------------ ----------------  -------------------

As of September 30, 2000                                    15,711,015          $15,711          $18,465,718
                                                     ================== ================  ===================

* 2,313,625 shares of Restricted  Common Stock were issued to acquire the equity interest of HHI as detailed in Note 4.




NOTE 8      -    OTHER LOSS
---------------------------

Other loss comprises mainly of the loss on disposal of the Company's 100% equity interest in the Shilong Town Project as detailed in Note 5.


NOTE 9     -    INCOME TAXES
----------------------------

The Company has no taxable profits for the period ended September 30, 2000.

The Company accounts for income taxes using the liability method, which requires an entity to recognise deferred tax liabilities and assets. A full valuation allowance will be provided due to the uncertainty that deferred tax benefits will be realised.


NOTE 10     -     OTHER PROJECTS
--------------------------------


The accompanying notes are an integral part of these consolidated condensed financial statements.

                          ASIAN STAR DEVELOPMENT, INC.

              Notes to Consolidated Condensed Financial Statements


A)    SUPERPORT PROJECT

On January 25, 2000, the Company entered into an agreement to acquire an existing to LPG cylinder manufacturing plant and an associated LPG bottling plant in the State of Kelantan, Malaysia. The Project also includes an exclusive right to install a deep-water port for tankers. The total project cost is estimated to be $2.3 billion. The agreement is currently under review by the Foreign Investment Consulate of Malaysian Government and is seeking its approval. The Company has no firm capital commitment for this project. Management considers that upon obtaining the approval, other financiers to fund the project costs in various phases will be sought.

B)    "6-12" CONVENIENCE STORE CHAIN

According to a letter of intent entered into in September 1998, the Company planned to acquire 100% of total issued and outstanding shares of two PRC corporations through a 75% owned newly-established Hong Kong subsidiary. This plan has been subsequently changed as only one PRC corporation will be acquired. The Company has no firm commitment for this project. Before China's WTO accession, there are still restrictions for the Company to directly operate chain stores. No cost has been incurred on this project as of September 30, 2000.

C)    JIANGMEN GOLD CROWN HARDWARE AND LOCK MANUFACTORY CO LIMITED

In September 2000, one of the Company's subsidiary, Honking International Limited, signed a contract with the Employee Union of Jiangmen Gold Crown
Hardware And Lock Manufactory Co. Limited ("JGC") whereby the Company will acquire 30% of the equity interest in JGC in exchange for 279,400 shares of the Company's Restricted Common Stock at a value of US$4 per share. The contract also grants the Company an option to acquire an additional 50% of JGC shares. The contract has yet been approved by Jiangmen city government.


NOTE 11 - RECENT ACCOUNTING PRONOUNCEMENTS
------------------------------------------

In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 133, or SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes new standards of accounting and reporting for derivative


The accompanying notes are an integral part of these consolidated condensed financial statements.

                          ASIAN STAR DEVELOPMENT, INC.

              Notes to Consolidated Condensed Financial Statements


instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. We do not currently hold derivative instruments or engage in hedging activities.

In July 1999, the FASB issued Statement of Financial Accounting Standards No. 137, or SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133. SFAS 137 deferred the effective date of SFAS 133 until the first fiscal quarter beginning after June 15, 2000.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, or SAB 101, Revenue Recognition in Financial Statements. SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB 101B which defers the implementation of SAB 101 to no later than the fourth quarter of fiscal years beginning after December 15, 1999. We do not expect the adoption of SAB 101 to have a material effect on our financial position or results of operations.

In March 2000, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 44, or FIN 44, Accounting for Certain Transactions Involving Stock Compensation and Interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. Management believes that the impact of FIN 44 will not have a material effect on the financial position or results of operations of the Company.


The accompanying notes are an integral part of these consolidated condensed financial statements.

                          ASIAN STAR DEVELOPMENT, INC.

                      Management's Discussion and Analysis



LIMITED OPERATING HISTORY; ACCUMULATED DEFICIT; NEED FOR ADDITIONAL CAPITAL

There is limited historical financial information about the Company upon which to base an evaluation of the Company's performance or to make a decision regarding an investment in shares of Company's Common Stock. The Company has an accumulated deficit of $4,260,678 as of September 30, 2000. The Company's cash and cash equivalents increased from $5,628 at December 31, 1999 to $240,877 at September 30, 2000.



RECENT DEVELOPMENTS

A) LAWSUIT

On March 28, 2000, the Company entered into agreements with Harmonic Hall Investment Holdings Ltd, ("HHI"), whereby the Company acquired approximately 52% of the outstanding common stock of HHI for 2,313,625 shares of the Company's Restricted Common Stock at par value $.001 and cash of $665,501. The consummation date of the transaction was in April 2000.

As of June 30, 2000, the Company paid cash of $665,501 and issued 2,313,625 shares of the Company's Common Stock at a fair value of $9,288,000 which have been accounted for as an investment in the accounts at cost. The fair value of Restricted Common Stock was determined based on the average trading share prices quoted on the stock exchange.

In addition to the above, the Company had advanced a sum of approximately US$323,000 to HHI for its working capital. The advance has no specific terms of repayment and is recorded as other assets.

Following the purchase, management of the Company has not been able to exercise significant influence over the operation of HHI or obtain financial statements of HHI as of June 30, 2000. In August 2000, the Company retained a legal counsel in Hong Kong to prepare and file a writ in Court against HHI for breach of the agreements. On September 26, 2000, the Company filed as action in the High Court of the Hong Kong Special Administrative Region seeking rescission of the agreements. The action seeks return of all monies paid, and all shares issued by the Company in the transaction, together with damages. Accordingly, the financial statements of HHI have not been included in the consolidated financial statements. Management considers that it is uncertain to determine the outcome of the lawsuit and is unable to estimate the loss, if any. No provision has been made for any diminution in value of the investment.

B) DISPOSAL OF INVESTMENTS

The Company disposed of its 100% equity interest in the Shilong Town Hall project to Dongguan Shilong Properties Limited in July 2000 at a loss of $1,727,573.

C) VARIOUS PROJECTS

i) In September 2000, one of the Company's subsidiary, Honking International Limited, signed a contract with the Employee Union of Jiangmen Gold Crown Hardware And Lock Manufactory Co. Limited ("JGC") whereby the Company will acquire 30% of the equity interest in JGC in exchange for 279,400 shares of the Company's Restricted Common Stock at a value of $4 per share. The contract also grants the Company an option to acquire an additional 50% of JGC shares. The contract has not yet been approved by Jiangmen city government.

ii) The Company has participated in various activities for promoting the return of China's first space shuttle. A variety of souvenir products in relation to this event has been held for sales.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

Revenue and operating expenses

Revenue from the operation of Ocean Wealth Restaurant, Shilong Water World and Asian Star Technology Development Limited increased from $22,643 for the three months ended September 30, 1999 to $337,074 for the three months ended September 30, 2000. The increase was mainly due to revenue generated from the cafeteria business and the management fee received from contracting Shilong Water World to a third party.

Selling, general and administrative expenses comprised mainly salary, depreciation expenses, commission and promotional expenses increased from $102,016 for the three months ended September 30, 1999 to $458,155 for the 3 months ended September 30, 2000 as a result of the running costs of the cafeteria.

OTHER LOSS

During the quarter ended September 30, 2000, the Company disposed of its investment in Shilong Town Hall project resulting from a loss of $1,727,573.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

REVENUE AND OPERATING EXPENSES

Revenue from the operation of the Ocean Wealth Restaurant, Shilong Water World and Asian Star Technology Development Limited for the nine months ended September 30, 2000 and 1999 amounted to $962,332 and $41,926 respectively. The increase was mainly due to revenue generated from the cafeteria business and the management fee received from contracting Shilong Water World to a third party.

Included in the selling, general and administrative expenses are mainly salary, commission, depreciation and promotional expenses. The increase was mainly due to running costs of the cafeteria.

Payments for overheads, representing accumulated indirect costs which are related to projects, decreased from $188,907 for the nine months ended September 30, 1999 to $9,379 for the nine months ended September 30, 2000. Payments for construction materials and fixed assets in relation to Water Park increased from $155,388 for the nine months ended September 30, 1999 to $959,266 for the nine months ended September 30, 2000.

OTHER LOSS

Other loss comprised mainly:

1. a gain on disposal of 80% equity interest in Dongguan Dragon Villa and Dongguan Dragon Entertainment Center Limited of $417,138 in March 2000.

2. a loss of disposal of 100% equity interest in Shilong Town Hall project of $1,727,573.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company had generated positive cash flows of $235,249 for the nine months ended September 30, 2000 mainly due to issuance of its equity securities in conjunction with the options exercised, disposal of subsidiaries and advances from a shareholder. Due to the infant stage of its operations, substantial ongoing investment in properties and development efforts, and expenditures incurred to build the appropriate infrastructure to support expected future growth, together with the operation of a cafeteria and further investment, the Company has been substantially dependent on shareholder loan financing.

As of September 30, 2000, the Company's total assets and total liabilities were $17,481,414 and $3,260,663 respectively.

The Company's investment portfolio comprised the following as of September 30, 2000:



Project / Subsidiary                                 Business Nature
-------------------------------------                ---------------------------------------------

Maple City                                           Property Development
Ocean Wealth Restaurant                              Cafeteria Business
Dongguan Shilong Water World                         Water Park
Asian Star Technology Development Ltd                Merchandising and International agent for the
                                                     Chinese Academy of Space Technology


FINANCIAL POSITIONS AS OF SEPTEMBER 30, 2000 AS COMPARED TO DECEMBER 31, 1999

INVENTORY

Inventory as of December 31, 1999 and September 30, 2000 increased from $3,905 to $1,274,076. The increase was mainly the result of highly coveted China Space souvenir products held for sales by one of the company's subsidiary, Asian Star Technology Development Limited, which was appointed as an agent for the Chinese Academy of Space Technology for all international commercial activities.

LAND USAGE RIGHTS, LAND IMPROVEMENT AND CONSTRUCTION IN PROGRESS

Total costs incurred for land usage rights, land improvement and construction in progress as of December 31, 1999 and September 30, 2000 decreased from $6,401,096 to $2,598,625 was mainly due to disposals of the Dongguan Dragon Villa, Dongguan Dragon Entertainment Centre and Shilong City Hall project during the period.

INVESTMENT

Investment as of September 30, 2000 consists of an investment in Harmonic Hall Investment Holdings Ltd. ("HHI"), whereby the Company acquired approximately 52% of the outstanding common stock of HHI for 2,313,625 shares of the Company's Restricted Common Stock at fair value of $9,288,000 and cash of $665,501.

ACCOUNTS PAYABLE

Accounts payable as of December 31, 1999 and September 30, 2000 increased from $542,821 to $2,089,021 was mainly due to significant increase in inventory from suppliers.

COMMON STOCK AND PAID IN CAPITAL

During the period, the Company issued 130,000 additional shares of Restricted Common Stock to non-employees at a share price of $1.25 per share pursuant to the share option exercised. In addition, 2,313,625 shares of Restricted Common Stock were issued to acquire the equity interest of HHI.