Form 10KSB
period 2000-12-31
ASIAN STAR DEVELOPMENT INC /NV
filed 2001-04-02
CIK 1046883

SECURITIES EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000

                        Commission file number 000-26029

                          ASIAN STAR DEVELOPMENT, INC.
             (Exact name of registrant as specified in its Charter)

                                     Nevada
         (State of other jurisdiction of incorporation or organization)

                                   86-0866395
                      (I.R.S. Employer Identification No.)

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

                                  Common Stock
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes XX No _____

Securities registered under Section 12(g) of the Exchange Act:

There are 15,746,015 shares of common stock outstanding as of December 31, 2000. The shares are traded on the OTC Bulletin Board.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained , to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10_KSB. X.

State issuer's revenues for its most recent fiscal year: $1,275,831

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. On March 9, 2001 the aggregate market value was $2,346,746.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,746,015 shares of which 14,207,615 were restricted shares.

                                TABLE OF CONTENTS

Part I

Item 1   Description of Business

Item 2   Description of Property

Item 3   Legal Proceedings

Item 4   Submission of Matters to a Vote of Security Holders


Part II

Item 5   Market for Common Equity and Related Stockholder Matters

         The Company's shares of Common Stock are traded on the OTC Bulletin Board. The High/Low bid quotations for the year ended December 31, 2000, was $7.0/$0.2031

Item 6   Management's Discussion and Analysis of Plan of Operations.

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

Item 10    Executive Compensation

Item 11    Security Ownership of Certain Beneficial Owners and
           Management

Item 12    Certain Relationships and Related Transactions

Item 13    Exhibits, List and Reports on Form 8-K

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

BACKGROUND AND REORGANIZATION

Asian Star Development, Inc., (Registrant) was incorporated under the laws of the State of Nevada in the United States of America on January 8, 1997 to conduct real estate development business in the People's Republic of China
(PRC).

BUSINESS ACQUISITIONS

Years 1997 to 1999

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

On January 8, 1997, Registrant entered into an agreement with Honpar Properties Limited, a Hong Kong corporation, for the purchase and sale of certain assets. Stephen Chow, an officer, director and principal shareholder of Registrant, is also an officer, director and shareholder of Honpar Properties Limited. Pursuant to the terms of the Agreement, Registrant issued a total of 3,240,000 shares of its restricted Common Stock in exchange for all of the rights and interests in and to the assets, consisting of all right, title and interest in a project known as "Maple City". A total of 2,309,000 of the shares were issued to 5 parties who are officers, directors, advisors and/or principal shareholders of Registrant as follows:

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

On December 15, 1998, Registrant issued 2,590,730 shares of Common Stock at $1.113 per share in exchange for 100% equity interest in Honpar (Shilong) Properties Limited (Honpar Shilong), a Hong Kong corporation of which Stephen Chow, an officer, director and principal shareholder of Registrant, is an officer, director and principal shareholder. The 2,590,730 shares issued by Registrant for the exchange of Honpar Shilong's shares was based on the historical cost of the net assets and liabilities of Honpar Shilong, which was $2,879,078 . The price per share of $1.113 used to determine the number of Registrant's shares to be issued (2,590,730 shares) was based on a 30% discount on the weighted average trading price of Registrant's shares 60 days before the transaction date. Honpar Shilong has one project, the Shilong City Hall, which has been under construction since 1996. Registrant intends to sell all of the above development projects once they are completed and fully operational.

NAME OF OFFICER/DIRECTOR/PRINCIPAL SHAREHOLDER                NUMBER OF SHARES
----------------------------------------------                ----------------
Stephen Chow (1)                                                    180,000

(1) Immediately upon his receipt of these shares, Mr. Chow made a gift of all 180,000 shares, in three (3) equal parts, each consisting of 60,000 shares, to his three children, Connie Chow, Conway Chow and Melody Chow. Each of his children is over 21 years of age and none of them reside in the same house-hold as Mr. Chow.

As a result of Registrant's acquisitions of Honpar (Huangzhou), Honpar Properties Limited and Honpar (Shilong) Properties Limited, the officers, directors and principal shareholders of Registrant received the following aggregate number of shares and percentage of outstanding shares of Registrant:

NAME OF OFFICER, DIRECTOR        AGGREGATE NUMBER         PERCENTAGE OF TOTAL
PRINCIPAL SHAREHOLDER          OF SHARES RECEIVED          OUTSTANDING SHARES
-------------------------      ------------------         -------------------

Stephen Chow                            5,400,000                         42%
Extensiview Ltd.                        1,475,000                         11%
Paul Tong                                 110,000                          1%
Sang Chan                                 103,000                          1%
Paul Lam                                   50,000                Less than 1%
Sam Chow                                   56,700                Less than 1%

Year 2000

In January 2000, Registrant acquired 100% equity interests in two Hong Kong companies which were owned by a consultant of Registrant.

Registrant issued 261,860 of Registrant's Restricted Common Stock valued at $1.7 per share as consideration. The fair value of the Restricted Common Stock was determined based on the 7 days weighted average trading prices quoted on the stock exchange prior to the date of completion of the acquisition.

On March 28, 2000, Registrant and a subsidiary company, Asian Star (Hong Kong) Limited entered into various agreements with Harmonic Hall Investment Holdings Ltd, ("HHI"), whereby Registrant and its subsidiary company acquired approximately 52% of the outstanding common stock of HHI for 2,313,625 shares of Registrant's Restricted Common Stock at per value $0.001 and cash of $650,160. The consummation date of the transaction was on April 15, 2000.

As of June 30, 2000, Asian Star (Hong Kong) Limited paid cash of $650,160 and Registrant issued 2,313,625 shares of Registrant's Restricted Common Stock at a fair value of $9,288,000 The fair value of the Restricted Common Stock at approximately $4 per share was determined based on the 7 days weighted average trading share prices quoted on the stock exchange prior to the consummation date of the transaction

In addition to the above, Registrant advanced a sum of approximately $323,000 to HHI for its working capital. The advance has no specific terms of repayment and is recorded as other assets.

Including  business  combinations   described  above,   Registrant's   principal
subsidiaries and equity interests as of 31 December 2000 therein are as follows:


                                                                            EQUITY
NAME                                              INCORPORTATED IN        INTEREST     NATURE OF BUSINESS
----------------------------------------------  ---------------------  ------------  ---------------------
DONGGUAN DRAGON VILLA LTD - branch                      PRC                    80%             Water Park
HONSTAR ENTERTAINMENT CENTRE LTD                        PRC                   100%                Dormant
HONKING INTERNATIONAL LTD                            HONG KONG                100%                Dormant
HONPAR (SHILONG) PROPERTIES LIMITED                  HONG KONG                100%                Dormant
ASIAN STAR (HONG KONG) LIMITED                       HONG KONG                100%     Investment Holding
ASIAN STAR TECHNOLOGY DEVELOPMENT LIMITED            HONG KONG                100%        Sales agent for
                                                                                              China space
                                                                                       souvenirs products
LIBERAL INTERNATIONAL LTD                            HONG KONG                100%     Cafeteria business
UNITY WORLD ENTERPRISES LTD                          HONG KONG                100%     Cafeteria business
ABLE WEALTH INVESTMENT LTD                         BRITISH VIRGIN             100%     Investment Holding
                                                      ISLANDS

GENERAL
-------

Registrant has a Web site at www.asianstardev.com.

Registrant's corporate offices are located at Suite 930, East Wing, Block B, New World Office Building, Tsimshatsui, Kowloon, Hong Kong.

REGISTRANT'S BUSINESS STRATEGY
------------------------------

Registrant's business strategy is to complete and manage its current projects in China, while seeking purchasers for the projects in their current stage of development. Once a project is completed and fully operational, Registrant intends to sell its interests in and to that project, thereby generating funds for other business projects selected by Registrant. Registrant will also seek to diversify its business by expanding into other projects on a joint venture basis. Registrant is currently involved in discussions and negotiations for various pharmaceutical and technology-related projects.

REAL ESTATE PROJECT UNDER DEVELOPMENT
-------------------------------------

1.   MAPI (MAPLE CITY), GUANDONG, CHINA
     ----------------------------------

Honpar Properties Limited, a Hong Kong corporation, entered into a Joint Venture Agreement with the Government of Mapi to develop Maple City, nicknamed the "City of the Future". Under the terms of the agreement, the Government of Mapi is responsible for securing all necessary government approvals, permits and licenses for all aspects of the project and obtaining financing for all infrastructure improvements (electricity, drinking water, sewer lines, gas, telecommunications, etc.) prior to commencement of construction. Honpar Properties Limited is responsible for the development and construction of the joint venture projects. On January 8, 1997, Registrant entered into an asset purchase agreement with Honpar Properties Limited to acquire all of Honpar's rights, titles and interests in the Maple City Joint Venture Agreement.

The Maple City project, which is developed by Registrant, comprises 3 parcels of land which are close, but not adjacent to each other. The land usage rights certificates for the Maple City project stipulate a lease term of 70 years commencing from 1993 and the total area is approximately 74,000 square meters (approximately 111 acres). It was the original intention of Registrant to build a hotel, commercial and entertainment complex on these parcels of land.

Registrant considers that the infrastructure in PRC is not ready yet and prefers to hold the project development until there are clear prospects in the property market.

2.   SHILONG WATER WORLD, GUANGDONG, CHINA
     -------------------------------------

In October 1997, Registrant entered into a co-operative joint venture agreement in respect of the development of Shilong Water World located in Shilong Town in PRC through Dragon Villa. The joint venture constructed a water entertainment complex which includes facilities such as a restaurant, swimming pools and a kiosk. Full operations of the water park commenced on August 1, 1998.

Registrant entered into an agreement with a third party whereby a third party, contractor for the water world construction has sub-contracted the Water Park operation at a consideration of $144,578 per annum for 7 years with effect from June 1, 2000.

3.   CAFETERIA BUSINESS, HK
     ----------------------

In January, 2000, the sales and purchase transactions were completed between one of Registrant's subsidiaries, Able Wealth Investments Limited, and the owners of two Hong Kong incorporated companies. Through this agreement, Able Wealth Investments Limited acquires the entire equity shares of these two Hong Kong companies which operate a cafeteria business in Hong Kong.

The cafeteria is operating under the trade name "Ocean Wealth Restaurant" in Nam Tin, Hong Kong. It is located in a private residential estate with a lot of population. The restaurant provides customers with all ranges of food and catering services.

4.   AGENT AND MERCHANDISING BUSINESS, HK
     ------------------------------------

In June 2000, Registrant's newly established subsidiary, Asian Star Technology Development Limited ("ASTD"), was appointed as an agent for the Chinese Academy of Space Technology and China Space Foundation South Agency for all international commercial activities. ASTD launched marketing programs for sales of highly coveted China Space Souvenir Products during the year.

PROJECT FUNDING
---------------

The operating activities of the above projects were substantially financed by Stephen Chow, an officer, director and principal shareholder of Registrant, by either infusing equity capital or providing shareholder loans. Additional financing was derived from the sale of Registrant's equity securities. (See "Certain Transactions" and "Financial Statements".)

Considering the condition that only limited funding is presently available, the completion of these projects on a timely basis will depend significantly on the additional funding available to Registrant through debt and/or equity financing in the near future. (See "Management's Discussion and Analyses")

GOVERNMENT REGULATIONS
----------------------

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

EMPLOYEES
---------

At the present time, Registrant has 47 full-time employees, including its officers and directors. Registrant subcontracts out all of the work on its development projects to unrelated third parties.


ITEM 2.    DESCRIPTION OF PROPERTY

The property held by Registrant consist of the following:

(a)      SHILONG WATER WORLD
         -------------------

The Shilong Water World is situated in Shilong Town, Dongguan, Guangdong Province and consists of approximately 40,000 square meters. This land will be returned to the Government of Shilong upon expiration of the joint venture agreement in 70 years.

(b)      MAPLE CITY RESORT
         -----------------

Registrant issued 3,240,000 shares of its restricted Common Stock to acquire the Maple City Project through the acquisition of Honpar Properties Limited, which was 80% owned by Honpar (Huangzhou) Properties Limited.

The Maple City project consists of 3 parcels of land which are close to each other, comprising approximately 74,000 square meters. The land usage rights certificates of the Maple City project stipulate a lease term of 70 years commencing from 1993 and the total area is approximately 74,000 square meters (approximately 111 acres). The land was contributed to Registrant at nominal consideration. It was the original intention of Registrant to build a hotel, commercial and entertainment complex on these parcels of land. A hotel and entertainment center is being built by a PRC wholly-owned subsidiary, Honstar Entertainment Center Limited (Honstar), with structural work already completed.

LIMITED OPERATING HISTORY; ACCUMULATED DEFICIT; NEED FOR ADDITIONAL CAPITAL
---------------------------------------------------------------------------

There is limited historical financial information about Registrant upon which to base an evaluation of Registrant's performance or to make a decision regarding an investment in shares of Registrant's Common Stock. Registrant has had an accumulated deficit of $16,652,120 as of December 31, 2000. Registrant's cash and cash equivalents increased from $5,628 at December 31, 1999 to $114,832 at December 31, 2000.

Registrant completed construction of its first project, Shilong Water World, and commenced operations on August 1, 1998, generating gross revenues of $41,926 and $97,117 for the years ended December 31, 1999 and 2000 respectively. There can be no assurance that Registrant will be successful in its business operations or will achieve significant levels of market acceptance for its proposed property development ventures. Registrant's business could be subject to any or all of the problems, expenses, delays and risks inherent in the establishment of a new business enterprise including limited capital resources, possible delays in construction and/or development of its properties, possible cost overruns due to price and cost increases in raw products and manufacturing processes, uncertain market acceptance and the absence of an operating history. Therefore, there can be no assurance that Registrant's business or proposed ventures will be successful or that Registrant will be able to achieve or maintain profitable operations. Further, there can be no assurance that Registrant will not encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated.

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

ITEM 3.   LEGAL PROCEEDINGS

a    HARMONIC HALL INVESTMENT HOLDINGS LIMITED
     -----------------------------------------

On March 28, 2000, Registrant and a subsidiary company, Asian Star (Hong Kong) Limited entered into the following agreements with Harmonic Hall Investment Holdings Ltd, ("HHI") and a director of HHI:

1. Subscription agreement dated March 28, 2000 made between Registrant, HHI and a director of HHI.
         Asian Star (Hong Kong) Limited to subscribe for 35 new shares of $1 each in HHI at a total subscription price of $18,576 (HK$144,000) per share totaling $650,160 (HK$5,040,000).

2.       Sales and Purchase Agreement dated March 28, 2000.
         The director of HHI agreed to sell and transfer and Registrant agreed to purchase 500 existing shares of $1 each in HHI for a consideration of $9,288,000 (HK$72,000,000) to be paid by allotment. The consideration payable to the director of HHI being the allotment of 2,313,625 Restricted Common Stock at par value of $.001 each.

3. Investment Agreement signed on March 28, 2000 providing for injection of funds into HHI by the subsidiary company.

Following the above transfer, Registrant holds 51.69% of the issued share capital of HHI.

Registrant purchased 535 shares of HHI in total. It was agreed that Registrant would invest a further sum of $9,288,000 (HK$72,000,000) in four tranches as follows:

- $1,935,000 (HK$15,000,000) within 2 weeks of the audited accounts of HHI for the period ended June 30, 1999/
- 3 tranches of $2,580,000 (HK$20,000,000) each became payable at a date two calendar months after the completion of the subscription for the shares under the previous tranche.

Registrant  and  its  subsidiary  company  acquired  approximately  52%  of  the outstan`ding common stock of HHI for 2,313,625 shares of the Company's Restricted Common Stock at par value $.001 and cash of $650,160. The consummation date of the transaction was on April 15, 2000.

Pursuant to various investment agreements (Subscription agreement, Sales & Purchase agreement and investment agreement) entered into between the Company, one of its subsidiary company and HHI, as of June 30, 2000, the subsidiary company paid cash of $650,160 and the Company issued 2,313,625 shares of the Company's Restricted Common Stock at a fair value of $9,288,000. The fair value of the Restricted Common Stock at approximately $4 per share was determined based on the 7 days weighted average trading share prices quoted on the stock exchange prior to the consummation date of the transaction.

In addition to the above, Registrant advanced a sum of approximately $323,000 to HHI for its working capital. The advance has no specific terms of repayment and is recorded as other assets.

Following the purchases, management of Registrant has not been able to exercise control over the operation of HHI or obtain financial statements of HHI as of June 30, 2000. In August 2000, Registrant retained a legal counsel in Hong Kong to prepare and file a writ with the Court against HHI and a director of HHI for breach of the agreements.

On September 26, 2000, Registrant filed an action in the High Court of the Hong Kong Special Administrative Region seeking return of all monies paid and all shares issued by Registrant in the transaction, together with damages as follows:

(a) rescission of a Subscription Agreement entered into on March 28, 2000 and return of $650,160;

(b) rescission of an Agreement in relation to Sales and Purchase of Shares in HHI signed on March 28, 2000 and return of the 2,313,625 issued shares or a sum of $9,288,000; and

(c)  rescission of an Investment Agreement.

Management of Registrant considers that it has a strong case against HHI and a director of HHI. Although management is not sure whether HHI and the director of HHI have the financial ability to return the investment and advances under the various agreements, management considers that the chances of Registrant with an unfavourable outcome of the litigation, significant contingent liabilities and losses as a result of the litigation are rather remote.

Based on the information pleaded in the pleading filed and served and the instructions obtained by legal Counsel, the Counsel is of the view that, whilst it appears that HHI and the director of HHI managed to disclose a prima facie defence, the claims against them have good prospects.

b    MAPLE CITY

Legal proceedings relating to the construction work of Maple City project between Registrant, Honstar Hotel Co Ltd. of Boluo (a dormant company) and Mapi Government and as a result of the delay in the construction:

a) On 13/12/2000, a verdict was handed down by the Civil Intermediate Court of Huizhou concluded that Honstar Hotel Co., Ltd. is required to pay Construction and Engineering Co., Ltd. of Boluo City for outstanding construction costs of $167,998 (Rmb 1,388,413) plus legal costs. Stephen Chow is a director of the company and legal representative of Honstar Hotel Co., Ltd.

b) On 9/2/2001, a verdict was handed down by the Civil Court of Boluo in which Mapi Government is required to pay a sum of $111,320 (Rmb920,000) to Registrant for the advance to the Government of Mapi.

Based on advice of a legal firm, Honstar Hotel Co., Ltd. has no assets. The land usage rights are now under the name of Registrant. It is difficult for the Construction and Engineering Co., Ltd. to get hold of the land usage rights to set off the debts. The lawyer suggests Registrant to set-off the debts between the companies.

Registrant considers that the claims are directly relating to the investments and the best method to resolve the above matters is by compromising between parties.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year covered by the report, no matters were submitted to a vote of security holders.

                                     PART II


ITEM 5.    MARKET FOR COMMON EQUITY STOCK AND OTHER SHAREHOLDER MATTERS

COMMON STOCK TRADING INFORMATION
--------------------------------

Registrant's shares were formerly traded on the OTC Bulletin Board under the symbol ASTV and commenced trading on July 1, 1998. On August 1, 1999, Registrant's shares were delisted from the Bulletin Board because it failed to comply with the OTC Bulletin Board Eligibility Rule, which requires all companies to be fully reporting under the Securities Exchange Act of 1934, and for their Form 10SB to be in a "no comment" stage with the SEC. Registrant has filed a Form 10-SB to comply with the Eligibility Rule, and on approximately December 15, 1999, its shares commenced trading on the OTC BB under the symbol ASTV. The following table sets forth the high and low bid quotations for the Common Stock for the periods indicated. These quotations reflect prices between dealers, do not include retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

Period                               High                   Low

December 31, 2000                  0.5625                0.2031
September 31, 2000                   2.25                  0.50
June 30, 2000                       5.125                1.5625
March 31, 2000                       6.75                  1.75
December 31,1999                     2.00                  1.00
September 30,1999                    1.50                  0.75
June 30,1999                         3.50                  1.25
March 31,1999                        2.25                  1.50
December 31,1998                     2.25                 1.125
September 30,1998                    2.25                  2.00
July 1, 1998                         2.00                  2.00

This information was obtained from the Internet (Yahoo.com and Quicken.com) and does not reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions.

As of December 31, 2000, there were 139 shareholders of record of the 15,746,015 shares of Common Stock issued and outstanding. 279,400 Restricted Common Share were issued to Jiangmen Gold Crown Hardware & Lock Manufacturing Co., Ltd. on March 10, 2000. These shares were subsequently cancelled on February 22, 2001.

STOCK TRANSFER AGENT
--------------------

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

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSES

LIMITED OPERATING HISTORY; ACCUMULATED DEFICIT; NEED FOR ADDITIONAL CAPITAL
---------------------------------------------------------------------------

There is limited historical financial information about the Company upon which to base an evaluation of the Company's performance or to make a decision regarding an investment in shares of Company's Common Stock. The Company has an accumulated deficit of $16,652,120 as of December 31, 2000. The Company's cash and cash equivalents increased from $5,628 at December 31, 1999 to $114,832 at December 31, 2000.

SELECTED CONSOLIDATED FINANCIAL DATA
------------------------------------

The following historical financial data for the year ended December 31, 2000 and the year ended December 31, 1999 was derived from the historical consolidated financial statements of Registrant that have been audited by PricewaterhouseCoopers, independent auditors (the Financial Statements).


BALANCE SHEET DATA:
-------------------

                                                                          12/31/99              12/31/00

Cash and cash equivalents                                              $     5,628          $    114,832
Prepayments                                                                133,059               273,211
Inventories                                                                  3,905                20,123
Other assets                                                                43,690                45,888
                                                               -------------------- ---------------------

Total current assets                                                   $   186,282          $    454,054

Goodwill                                                                         -                80,459
Investment                                                                       -             9,938,160
Less: Provision for diminution in value of investment
                                                                                              (9,938,160)
Land usage rights                                                          469,814
Land improvement                                                         4,274,312             1,876,701
Construction in progress                                                 1,656,970               545,681
Property and equipment (net)                                             1,363,294             2,458,700
                                                               -------------------- ---------------------

Total assets                                                           $ 7,950,672          $  5,415,595

Due to a shareholder                                                   $   714,204             1,143,059
Accounts payable                                                           542,821               748,734
Other payable                                                              159,150               398,784
Accrued expenses                                                           180,890               261,659
                                                               -------------------- ---------------------

Total current liabilities                                              $ 1,597,065          $  2,552,236

Total shareholders equity                                              $ 6,353,607          $  2,863,359


STATEMENTS OF OPERATIONS DATA:
------------------------------

                                                               Year Ended December   Year Ended December
                                                                           31,1999              31, 2000

Revenue                                                                     41,926             1,275,831
Cost of sales                                                             (104,214)           (1,172,790)

Selling, general and administrative expenses                            (1,156,257)           (1,762,352)
Other (loss)/Income, net                                                    60,400           (12,823,149)
                                                              --------------------- ---------------------

Loss before income tax                                                  (1,158,145)          (14,482,460)

Income tax                                                                       -                     -

Net loss                                                                (1,158,145)          (14,482,460)
                                                              ===================== =====================

Net loss per common share basic and diluted                            $     (0.09)         $      (0.96)

Basic and diluted weighted average number of common shares
outstanding                                                             12,955,530            15,023,317
                                                              ===================== =====================


RECENT DEVELOPMENTS
-------------------

a)   LAWSUIT

 (i)   Harmonic Hall Investment Holdings Ltd.("HHI")

On March 28, 2000, Registrant entered into agreements with Harmonic Hall Investment Holdings Ltd, ("HHI"), whereby Registrant acquired approximately 52% of the outstanding common stock of HHI for 2,313,625 shares of Registrant's Restricted Common Stock at par value $.001 and cash of $650,160. The consummation date of the transaction was on April 15, 2000.

As of June 30, 2000, Registrant paid cash of $650,160 and issued 2,313,625 shares of Registrant's Common Stock at a fair value of $9,288,000 which have been accounted for as an investment in the accounts at cost. The fair value of Restricted Common Stock was determined based on the average trading share prices quoted on the stock exchange.

In addition to the above, Registrant had advanced a sum of approximately $323,000 to a subsidiary of HHI for its working capital. The advance has no specific terms of repayment and is recorded as other assets.

Following the purchase, management of the Company has not been able to exercise control over the operation of HHI or obtain financial statements of HHI as of June 30, 2000. In August 2000, Registrant retained a legal counsel in Hong Kong to prepare and file a writ in Court against HHI for breach of the agreements. On September 26, 2000, Registrant filed an action in the High Court of the Hong Kong Special Administrative Region seeking rescission of the agreements. The action seeks return of all monies paid, and all shares issued by Registrant in the transaction, together with damages. Management considers that it is uncertain to determine the outcome of the lawsuit and is unable to estimate the loss, if any. However, a full provision has been made for any diminution in value of the investment and advances to HHI.

(ii)   Maple City

Legal proceedings relating to the construction work of Maple City project between Registrant, Honstar Hotel Co Ltd. of Boluo (a dormant company) and Government of Mapi and as a result of the delay in the construction:

a) On 13/12/2000, a verdict was handed down by the Civil Intermediate Court of Huizhou concluded that Honstar Hotel Co., Ltd. is required to pay Construction and Engineering Co., Ltd. of Boluo City for outstanding construction costs of $167,998 (Rmb 1,388,413) plus legal costs. Stephen Chow is a director of the company and legal representative of Honstar Hotel Co., Ltd.

b) On 9/2/2001, a verdict was handed down by the Civil Court of Boluo in which Mapi Government is required to pay a sum of $111,320 (Rmb920,000) to Registrant for the advance to the Government of Mapi.

Based on advice of a legal firm, Honstar Hotel Co., Ltd. has no assets. The land usage rights are now under the name of Registrant. It is difficult for the Construction and Engineering Co., Ltd. to get hold of the land usage rights to set off the debts. The lawyer suggests Registrant to set-off the debts between the companies.

Registrant considers that the claims are directly relating to the investments and the best method to resolve the above matters is by compromising between parties.

b)   DISPOSAL OF INVESTMENTS
     -----------------------

     (i) Shilong Town Hall

         In July 2000, the Company disposed of its 100% equity interest in the Shilong Town Hall project to Dongguan Shilong Properties Limited at a loss of $1,746,809. The consideration included the release of all legal claims.

     (ii)Shilong Town

         The Shilong Town Project included Dragon Villa and Dragon Entertainment projects, which were developed by Dongguan Dragon Villa Ltd. and Dongguan Dragon Entertainment Centre Ltd. respectively. The Company disposed of its 80% equity interest in these two companies in April 2000 at a gain of $249,681.

c)   VARIOUS PROJECTS
     ----------------

(i)  Jiangmen Gold Crown Hardware And Lock Manufactory Co. Ltd.

In September 2000, one of Registrant's subsidiaries, Honking International Limited, signed a contract with the Employee Union of Jiangmen Gold Crown Hardware And Lock Manufactory Co. Limited ("JGC") whereby Registrant will acquire a 30% of the equity interest in JGC in exchange for 279,400 shares of Registrant's Restricted Common Stock at a value of $4 per share. The contract also grants Registrant an option to acquire an additional 50% of JGC shares. In December 2000, Registrant and JGC agreed to cancel the contract and all issued shares were returned to Registrant.

(ii) 6-12 Convenience Store Chain, PRC

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

This plan has been subsequently changed as only one PRC corporation will be acquired. The Company has no firm commitment for this project. Before China's WTO accession, there are still restrictions to the Company to directly operate chain stores in China. No cost was incurred on this project as at December 31, 2000.

(iii)   Superport Project

On January 25, 2000, Registrant entered into a joint venture agreement to acquire an existing LPG cylinder manufacturing plant and an associated LPG bottling plant in the State of Kelantan, Malaysia. The Project also includes an exclusive right to install a deep-water port for tankers. The total project cost was approximately $2.3 billion. However, the required approval from the Foreign investment consulate of the Malaysian Government to develop this project has not yet been obtained. Registrant considers that this project is unable to proceed any further and is in process of preparing documentation to cancel the agreement. All costs related to this project were written off.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999
---------------------------------------------------------------------

REVENUE AND OPERATING EXPENSES
------------------------------

Revenue from the operation of the Ocean Wealth Restaurant, Asian Star Technology Development Limited and Shilong Water World for the year ended December 31, 2000 amounted to $1,137,246, $41,468 and $97,117 respectively and $41,926 for Shilong Water World for the year ended December 31, 1999. The increase was mainly due to revenue generated from the cafeteria business, and management fee received from contracting Shilong Water World to a third party.

Selling, general and administrative expenses comprised mainly salary, rental expenses, depreciation expenses, commission and promotional expenses increased from $1,156,257 for the year ended December 31, 1999 to $1,762,352 for the year ended December 31, 2000 as a result of the running costs of the cafeteria and merchandising business.

Payments for overheads, representing accumulated indirect costs which are related to projects, increased from $10,772 for the year ended December 31, 1999 to $61,717 for the year ended December 31, 2000. Payments for construction materials and fixed assets in relation to Water Park and cafeteria increased from $163,296 for the year ended December 31, 1999 to $891,533 for the year ended December 31, 2000.

OTHER LOSS
----------

Other loss comprised mainly:

1. a gain on disposal of 80% equity interest in Dongguan Dragon Villa and Dongguan Dragon Entertainment Centre Limited of $249,681 in March 2000.

2. a loss on disposal of 100% equity interest in Shilong Town Hall project of $1,746,809.

3.   a provision for diminution in value of investment in HHI of $10,261,160.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Registrant had generated positive cash flows of $114,832 for the year ended December 31, 2000 mainly due to issuance of its equity securities in conjunction with the options exercised, disposal of subsidiaries and advances from a shareholder. Due to the infant stage of its operations, substantial ongoing investment in properties and development efforts, and expenditures incurred to build the appropriate infrastructure to support expected future growth, together with the operation of a cafeteria, merchandising service and further investment, Registrant has been substantially dependent on shareholder loan financing.

As of December 31, 2000, Registrant's total assets and total liabilities were $5,415,595 and $2,552,236 respectively.

Registrant's investment portfolio comprised the following as of December 31, 2000:


PROJECT / SUBSIDIARY                           BUSINESS NATURE
--------------------                           ---------------
Maple City                                     Property Development
Ocean Wealth Restaurant                        Cafeteria Business
Dongguan Shilong Water World                   Water Park
Asian Star Technology Development Ltd          Merchandising and International agent for
                                               the Chinese Academy of Space Technology


FINANCIAL POSITIONS AS OF DECEMBER 31, 2000 AS COMPARED TO DECEMBER 31,1999
---------------------------------------------------------------------------

INVENTORY
---------

Inventory as of December 31, 1999 and December 31, 2000 increased from $3,905 to $20,123. The increase was mainly the result of highly coveted China Space souvenir products held for sales by one of the company's subsidiary: Asian Star Technology Development Limited. ASTD was appointed as an agent for the Chinese Academy of Space Technology and China Space Foundation South Agency for all international commercial activities.

LAND USAGE RIGHTS, LAND IMPROVEMENT AND CONSTRUCTION IN PROGRESS
----------------------------------------------------------------

Total costs incurred for land usage rights, land improvement and construction in progress as of December 31, 1999 and December 31, 2000 decreased from $6,401,096 to $2,422,382 was mainly due to disposals of the Dongguan Dragon Villa, Dongguan Dragon Entertainment Centre and Shilong City Hall project during the year.

INVESTMENT
----------

Investment as of December 31, 2000 consists of an investment in Harmonic Hall Investment Holdings Ltd. ("HHI"), whereby Registrant acquired approximately 52% of the outstanding common stock of HHI for 2,313,625 shares of Registrant's Restricted Common Stock at fair value of $9,288,000 and cash of $650,160.

ACCOUNTS PAYABLE
----------------

Accounts payable as of December 31, 1999 and December 31, 2000 increased from $542,821 to $748,734 was mainly due to significant increase in inventory from suppliers.

COMMON STOCK AND PAID IN CAPITAL
--------------------------------

During the year, Registrant issued 180,000 additional shares of Restricted Common Stock to non-employees at a share price of $1.25 per share pursuant to the share option exercised. In addition, 2,313,625 shares and 261,860 shares of Restricted Common Stock were issued to acquire the equity interest of HHI and two subsidiaries. The Company issued 35,000 shares of Restricted Common Stock to a consulting company for the provision of consulting services in relation to a Superpot project in Malaysia.

ITEM 7.    FINANCIAL STATEMENTS AND EXHIBITS




ASIAN STAR DEVELOPMENT, INC.

FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

[COMPANY LOGO GOES HERE]




                                                18th Floor, Beijing Kerry Centre
                                                1 Guang Hua Lu
                                                Chao Yang District
                                                Beijing  100020
                                                People's Republic of China
                                                Telephone +86 (10)  6561 2233
                                                Facsimile +86 (10)  8529 9000



                        REPORT OF INDEPENDENT ACCOUNTANTS


TO THE BOARD OF DIRECTORS
AND STOCKHOLDERS OF ASIAN STAR DEVELOPMENT, INC.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of cash flows and of changes in stockholders' equity present fairly, in all material respects, the financial position of Asian Star Development, Inc and its subsidiaries at December 31, 2000, and the results of their operations and their cash flows for the year in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for the opinion expressed above.

We draw your attention to note 3 which details a provision for diminution in value of an investment.






/s/ PRICEWATERHOUSECOOPERS
--------------------------
    PricewaterhouseCoopers

March 15, 2001


Business is undertaken in the registered name of [CHINESE NAME GOES HERE]


ASIAN STAR DEVELOPMENT, INC.

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2000 AND 1999


                                                                                        2000                  1999
ASSETS                                                            NOTES

CURRENT ASSETS
        Cash and cash equivalents                                                $   114,832           $     5,628
        Prepayments                                                                  273,211               133,059
        Inventories                                                                   20,123                 3,905
        Other assets                                                 3                45,888                43,690
                                                                            -----------------------------------------

            Total current assets                                                     454,054               186,282

Goodwill                                                             4                80,459                     -
Investment                                                           3             9,938,160                     -
Less: Provision for diminution in value of investment                3            (9,938,160)                    -
Land usage rights                                                    5                     -               469,814
Land improvement                                                     5             1,876,701             4,274,312
Construction in progress                                             5               545,681             1,656,970
Property and equipment, net                                          6             2,458,700             1,363,294
                                                                            -----------------------------------------

Total assets                                                                     $ 5,415,595           $ 7,950,672
                                                                            =========================================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
        Amount due to a shareholder                                  7           $ 1,143,059           $   714,204
        Accounts payable                                                             748,734               542,821
        Other payables                                                               398,784               159,150
        Accrued expenses                                                             261,659               180,890
                                                                            ------------------ --- ------------------

            Total current liabilities                                              2,552,236             1,597,065

COMMITMENTS AND CONTINGENCIES                                        8

SHAREHOLDERS' EQUITY Common stock, $0.001 par value:
        25,000,000 shares authorized, 15,746,015 shares issued
        and outstanding as of December 31, 2000 and 12,955,530
        shares issued and outstanding as of December 31, 1999                         15,746                12,956
Additional paid-in capital                                                        19,499,733             8,510,311
Accumulated deficit                                                              (16,652,120)            (2,169,660)
                                                                            ------------------ --- ------------------

        Total shareholders' equity                                                 2,863,359             6,353,607
                                                                            ------------------ --- ------------------

Total liabilities and shareholders' equity                                       $ 5,415,595           $ 7,950,672
                                                                            =========================================


The accompanying notes are an integral part of these financial statements.


ASIAN STAR DEVELOPMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999




                                                                                        2000                 1999
                                                                NOTES

Revenue, net                                                       9            $   1,275,831          $     41,926

Cost of sales                                                                      (1,172,790)             (104,214)
                                                                           -----------------------------------------

Gross profit / (loss)                                                                 103,041               (62,288)

Selling, general and administrative expenses                                       (1,762,352)           (1,156,257)

Other (loss)/income, net                                          10              (12,823,149)               60,400
                                                                           -----------------------------------------

Loss before income tax                                                            (14,482,460)           (1,158,145)

Income tax                                                        11                        -                    -
                                                                           -----------------------------------------

Net loss                                                                        $ (14,482,460)         $ (1,158,145)
                                                                           =========================================

Net loss per common share - basic and diluted                                   $       (0.96)         $      (0.09)
                                                                           -----------------------------------------

Basic and diluted weighted average number of
    common shares outstanding                                                     15,023,317           12,955,530
                                                                           =========================================


The accompanying notes are an integral part of these financial statements.


                          ASIAN STAR DEVELOPMENT, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



                                            COMMON STOCK
                                     --------------------------
                                         COMMON                      ADDITIONAL        ACCUMULATED      STOCK      SHAREHOLDER'S
                                         STOCK        AMOUNT      PAID-IN CAPITAL         LOSSES      SUBSCRIBED       EQUITY
                                     -------------  -----------   ---------------   ---------------  ------------  --------------

Balance at December 31, 1998           12,955,530     $ 12,956       $  8,207,831    $ (1,011,515)    $ 91,980       $ 7,301,252

Stock subscription received                     -            -             91,980               -      (91,980)               -
Stock-based compensation (note 13)              -            -             90,500               -            -            90,500
CEO notional compensation (note 14)             -            -            120,000               -            -           120,000
Net loss                                        -            -                  -      (1,158,145)           -        (1,158,145)
                                     --------------------------------------------------------------------------------------------

Balance at December 31, 1999           12,955,530     $ 12,956       $  8,510,311    $ (2,169,660)    $      -       $ 6,353,607
Common stock issued for option
  exercised (note 13)                     180,000          180            224,820               -            -           225,000
Stock issued for purchase of a
  cafeteria (note 4)                      261,860          262            444,900               -            -           445,162
Stock issued for acquisition of
  an investment (note 3)                2,313,625        2,313          9,285,687               -            -         9,288,000
Stock issued for consultancy
  services *                               35,000           35            127,015               -            -           127,050
CEO notional compensation (note 14)             -            -            120,000               -            -           120,000
Notional compensation for stock
  options (note 13)                             -            -            787,000               -            -           787,000
Net loss                                        -            -                  -     (14,482,460)           -       (14,482,460)
                                     --------------------------------------------------------------------------------------------
Balance at December 31, 200            15,746,015     $ 15,746       $ 19,499,733   $ (16,652,120)    $      -       $ 2,863,359
                                     ============================================================================================

  * The company paid cash of $52,000 and issued 35,000 of the Company's Restricted Common Shares to a consultancy company for the provision of consultancy services in relation to a Superport project in Malaysia (note
    15). The fair value of the Restricted Common Shares at $3.63 per share was determined based on 7 days weighted average trading prices quoted on the Stock Exchange prior to the date of issuance of the shares.

    As at 31 December 2000, the total number of Restricted Common Shares issued were 14,207,615. These shares are restricted and will not be registered for trading unless the Company, in its sole discretion, files a registration statement and includes these designated shares.

    The accompanying notes are an integral part of these financial statements.


ASIAN STAR DEVELOPMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                                     2000                     1999
                                                                 NOTE
             CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                     $ (14,482,460)           $ (1,158,145)
Adjustments to reconcile net loss to
  net cash provided by/(used in) operating activities
      Depreciation and amortisation                                                222,547                 113,850
      Stock issued for consulting services                                         127,050                  90,500
      Non cash compensation expenses                                               907,000                 120,000
      Loss on disposal of subsidiaries                                           1,497,128                       -
      Provision for diminution in value of investment                           10,261,160                       -
      Changes in operating assets and liabilities:
      Prepayments                                                                 (140,152)                260,759
      Inventories                                                                  (16,218)                 25,140
      Other assets                                                                                         (23,285)
                                                                                    (2,198)
      Accounts payable                                                             205,913                 (36,468)
      Other payables                                                               239,634                  32,703
      Accrued expenses                                                              80,769                  85,153
                                                                         ------------------------------------------

             NET CASH USED IN OPERATING ACTIVITIES                              (1,099,827)               (489,793)
                                                                         ------------------------------------------


             CASH FLOWS FROM INVESTING ACTIVITIES
Payments for investment                                                           (973,160)                      -
Payments for  capitalized  overhead  costs in  connection  with                    (61,717)                (10,772)
   construction
Purchases of construction materials and fixed assets                              (891,533)               (163,296)
Proceeds from disposal of subsidiaries                                           2,481,586                       -
Proceeds from disposal of fixed assets                                                   -                  28,537
                                                                         ------------------------------------------

      NET CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES                          555,176                (145,531)
                                                                         ------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock subscription                                            225,000                  91,980
Advances from a shareholder                                                        428,855                 477,282
                                                                         ------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                          653,855                 569,262
                                                                         ------------------------------------------

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                               109,204                 (66,062)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                       5,628                  71,690
                                                                         ------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                     $     114,832            $      5,628
                                                                         ==========================================

SUPPLEMENTAL DISCLOSURE OF SIGNIFICANT NON CASH INVESTING AND
FINANCING ACTIVITIES
     Issuance of 2,610,485 common stock for acquiring
     investments and consulting services                                     $   9,860,212            $          -
                                                                         ==========================================


The accompanying notes are an integral part of these financial statements.

ASIAN STAR DEVELOPMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
31 DECEMBER 2000



1        BACKGROUND

         Asian Star Development, Inc., ("the Company") was incorporated under the laws of the State of Nevada in the United States of America on January 8, 1997 to conduct real estate development business in the People's Republic of China ("PRC").

         The Company was originally incorporated to consolidate two projects, the Maple City project and Shilong Town project, previously conducted by two Hong Kong companies, namely Honpar Properties Limited ("Honpar") and Honpar (Huangzhou) Properties Limited ("Honpar Huangzhou") respectively. Honpar and the Company are owned by the same group of shareholders. Honpar Huangzhou is wholly owned by one of the Company's majority shareholders.

         MAPLE CITY AND SHILONG TOWN PROJECTS

         The interest in the Maple City project was transferred into Honpar from Brightstar Investment Limited, a company in which an existing director of the Company holds a majority interest, in 1993. The transfer-in value of the project at that time was determined on the basis of historical cost.

         The Shilong Town project was conducted through two equity joint venture companies in the PRC, Dongguan Dragon Villa Ltd. ("Dragon Villa") and Dongguan Dragon Entertainment Centre Ltd. ("Dragon Entertainment"), in which Honpar Huangzhou owned an 80% interest. Dragon Villa and Dragon Entertainment were formed in December 1995, for the sole purpose of this project.

         The Company issued 9,000,000 shares of common stock in exchange for the entire rights to and interest in the Maple City project and an 80% right to and interest in Dragon Villa and Dragon Entertainment on January 8, 1997.

         SHILONG WATER WORLD

         In October 1997, the Company entered into a co-operative joint venture agreement in respect of the development of Shilong Water World located in Shilong Town in the PRC through Dragon Villa. The joint venture constructed a water entertainment complex which includes facilities such as a restaurant, swimming pools and a kiosk. Operations commenced on August 1, 1998.

         SHILONG TOWN HALL

         In December 1998, the Company issued 2,590,730 shares of common stock at $1.113 per share in exchange for 100% equity interest in Honpar (Shilong) Properties Limited ("Honpar Shilong"), a company incorporated in Hong Kong and conducting the Shilong Town Hall Project since 1996. Honpar Shilong was owned by a major shareholder of the Company. The price per share of $1.113 was calculated based on a 30% discount on the weighted average trading price for 60 days before the transaction date (December 15, 1998). The number of shares was determined based on the historical cost of the total assets and liabilities of Honpar Shilong divided by the price per share as determined aforementioned.

ASIAN STAR DEVELOPMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
31 DECEMBER 2000


1        BACKGROUND (CONTINUED)

         The above transactions were accounted for as a reorganisation of entities under common control by using the pooling of interest method. Consequently, the consolidated financial statements present the financial positions, the related results of operations, shareholders' equity, and cash flows of the Company by consolidating the entities' activities as if the reorganisation had taken place at the beginning of the years presented.

         As detailed in note (3), the Company issued 2,313,625 shares of the Company's Restricted Common Stock and a subsidiary of the Company paid cash of $650,160 to acquire a 52% equity interest in Harmonic Hall Investment Holdings Ltd. ("HHI") in April 2000.

         As detailed in note (4), the Company issued 261,860 shares of the Company's Restricted Common Stock to acquire 100% equity interest in two Hong Kong incorporated companies, which operate a cafeteria business in Hong Kong, in January 2000.

         The Company's principal subsidiaries and equity interest are as follows:


                                                         EQUITY
                    NAME                             INCORPORATED IN       INTEREST        NATURE OF BUSINESS
         ----------------------------------------- ---------------------- ----------- --------------------------------

         Dongguan Dragon Villa Ltd. - Branch                PRC                  80%            Water Park
         Honstar Entertainment Centre Ltd.                  PRC                 100%              Dormant
         Honking International Ltd.                      Hong Kong              100%              Dormant
         Honpar (Shilong) Properties Limited             Hong Kong              100%              Dormant
         Asian Star (Hong Kong) Limited                  Hong Kong              100%        Investment holding
         Asian Star Technology Development Ltd           Hong Kong              100%    Sales agent for China space
                                                                                            souvenir products
         Liberal International Ltd                       Hong Kong              100%        Cafeteria business
         Unity World Enterprises Ltd                     Hong Kong              100%        Cafeteria business
         Able Wealth Investment Limited               British Virgin            100%        Investment holding
                                                          Islands


2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PREPARATION
         --------------------

         The accompanying consolidated financial statements as of December 31, 2000 and 1999, of Asian Star Development, Inc and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States. All significant inter-company balances have been eliminated on consolidation. The balance sheet as of December 31, 1999 was derived from audited financial statements included in the Company's Form 10-K for the year ended December 31, 1999.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

         The consolidated financial statements are reported in US Dollars ("$").

ASIAN STAR DEVELOPMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
31 DECEMBER 2000


2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         BASIS OF PREPARATION (continued)
         --------------------

         The Company and its subsidiaries suffered losses of $14,482,460 and $1,158,145 in 2000 and 1999 respectively and had negative working capital in both years. Historically, one of the Company's directors and major shareholders provided the Company with substantial sources of finance for the operations of the Company.

         The directors and major shareholders have confirmed their intention to provide continuing financial support so as to enable the Company to meet its liabilities as and when they fall due and carry on its business without a significant curtailment of operations for the foreseeable future. The directors believe that the Company will continue as a going concern and consequently have prepared the financial statements on a going concern basis.

         FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS
         ---------------------------------------------

         The financial position and result of operations of the Company's foreign subsidiaries are determined using local currency (Renminbi
         ("Rmb") and Hong Kong Dollars ("HKD") as the functional currency. Assets and liabilities of the subsidiaries are translated at the prevailing exchange rate in effect at each period end. Contributed capital is translated at the historical exchange rate when the capital was injected. Income statement accounts are translated at the weighted average rate of exchange during the period. Translation adjustments arising from the use of different exchange rates from period to period are included in cumulative translation adjustments in shareholders' equity. However, to date there have been no cumulative translation adjustments. Gains and losses resulting from foreign currency transactions are included in other income or expense. There are currently no assets or liabilities that would give rise to another comprehensive income item.

         CASH AND CASH EQUIVALENTS
         -------------------------

         The Company considers all financial instruments purchased with original maturities of three months or less to be cash equivalents.

         INVENTORIES
         -----------

         Inventories comprising purchased merchandise and consumable items are stated at the lower of cost and net relisable value.

         PROPERTY, PLANT AND EQUIPMENT
         -----------------------------

         Fixed assets purchased or constructed by the company are initially recorded at cost.

         Depreciation of fixed assets is calculated on the straight-line basis over the following useful lives, after taking into account their residual value, which is 3-10% of cost. The applicable useful lives of fixed assets are as follows:

         Building premises                                              25 years
         Water amusement park facilities                              8-25 years
         Office furniture, fixtures and equipment                     3-10 years
         Kitchen equipment and facilities                             3-10 years

ASIAN STAR DEVELOPMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
31 DECEMBER 2000


2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         CONSTRUCTION IN PROGRESS
         ------------------------

         Construction in progress represents capital assets under construction and being installed and is stated at cost. Cost comprises original cost of plant and equipment, installation, construction and other direct costs which include interest accrued on loans financing the capital assets, prior to the date of completion of construction.

         LAND USAGE RIGHTS
         -----------------

         Land usage rights represent rights granted by the State to use the land on which the Company's facilities are located for a specified period of time. Land usage rights are amortized using the straight line method over the term of the rights.


         LAND IMPROVEMENT
         ----------------

         Land improvement is stated at cost, including substantially capitalized interest and direct costs related to grading, filling, leveling, and landscaping activities. Land improvement is depreciated over the estimated economic life of any project which is built on these parcels of improved land.

         GOODWILL
         --------

         Goodwill represents the excess of consideration given over the fair value of the net assets of the acquired company at the date of acquisition. The carrying amount of goodwill is amortised over a period of 10 years on a straight-line basis.

         INCOME TAXES
         ------------

         The Company accounts for income taxes under the asset and liability method as required under Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are recognized based on differences between financial statements and tax bases of assets and liabilities, subject to a valuation allowance based upon the likelihood of realization.

         REVENUES
         --------

         Sales  revenue is  recognised  when goods have been  delivered  or upon
         performance  of  services,   and  the  right  to  collect   payment  is
         established.

         USE OF ESTIMATES
         ----------------

         The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

ASIAN STAR DEVELOPMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
31 DECEMBER 2000


3        OTHER ASSETS AND INVESTMENT

         On March 28, 2000, the Company and a subsidiary company, Asian Star (Hong Kong) Limited entered into various agreements with Harmonic Hall Investment Holdings Ltd, ("HHI"), whereby the Company and the subsidiary company acquired approximately 52% of the outstanding common stock of HHI for 2,313,625 shares of the Company's Restricted Common Stock at par value $.001 and cash of $650,160. The consummation date of the transaction was on April 15, 2000.

         As of June 30, 2000, the subsidiary company paid cash of $650,160 and the Company issued 2,313,625 shares of the Company's Restricted Common Stock at a fair value of $9,288,000. The fair value of the Restricted Common Stock at approximately $4 per share was determined based on the 7 days weighted average trading share prices quoted on the stock exchange prior to the consummation date of the transaction.

                                                             2000         1999

         Investment, at cost                            9,288,000            -
         Advances to HHI                                  650,160            -
                                                     ---------------------------
         Total investment                               9,938,160            -
         Less: Provision for diminution in value
         of investment                                 (9,938,160)           -
                                                     ---------------------------
                                                                -            -
                                                     ===========================

         In addition to the above, the Company advanced a sum of approximately $323,000 to HHI for its working capital. The advance has no specific terms of repayment and is recorded as other assets. As detailed in the following paragraphs, a full provision of $323,000 has been made in the financial statements for the advances.

                                                            2000         1999

         Other assets                                    368,888       43,690
         Less: Provision for diminution in value        (323,000)           -
                                                      ------------------------
         Other assets, net                                45,888       43,690
                                                      ========================

         Following the purchase, management of the Company has not been able to exercise control over the operation of HHI or obtain financial statements of HHI as of June 30, 2000. Accordingly, the financial statements of HHI have not been included in the consolidated financial statements.

         In August 2000, the Company retained legal counsel in Hong Kong to prepare and file a writ with the Court against HHI and a director of HHI for breach of the agreements.

         On September 26, 2000, the Company filed an action in the High Court of the Hong Kong Special Administrative Region seeking return of all monies paid and all shares issued by the Company in the transaction, together with damages as follows:

         (a) rescission of a Subscription Agreement entered into on March 28, 2000 and return $650,160;

         (b) rescission of an Agreement in relation to Sales and Purchase of Shares in HHI signed on March 28, 2000 and return of the 2,313,625 issued shares or a sum of $9,288,000; and

ASIAN STAR DEVELOPMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
31 DECEMBER 2000


3        OTHER ASSETS AND INVESTMENT (CONTINUED)

         (c) rescission of an Investment Agreement signed on March 28, 2000 providing for injection of funds into HHI by the subsidiary company.

         HHI and the  director  of HHI have  made  counter  claims  against  the
         Company and its subsidiary company for breach of the various agreements. Based on the information pleaded in the pleadings filed and served and the instructions obtained by legal Counsel, Counsel is of the view that, whilst it appears HHI and the director of HHI managed to disclose a PRIMA FACIE defence, the claims against them have good prospects.

         Management considers that the Company and its subsidiary company have a strong case against HHI and the director of HHI. Although management is not sure whether HHI and the director of HHI have the financial ability to return the cost of investment and advances under the various agreements, management considers that the chances of an unfavourable outcome to the litigation, significant contingent liabilities and losses as a result of the litigation are remote. However, full provisions for diminution in value of investment of $9,938,160, and the advances of $323,000, in all totaling $10,261,160, have been made.


4        GOODWILL

         In January 2000, the Company acquired 100% equity interests in two Hong Kong companies which were owned by a consultant to the Company and are operating a cafeteria business. Details of the acquisition are as follows:

         Consideration (note a)                                   $  445,162
         Less: Fair value of net assets acquired                    (358,179)
                                                                --------------

         Goodwill (note b)                                            86,983
         Less: amortisation for the year                              (6,524)
                                                                --------------

                                                                   $  80,459
                                                                ==============

         (a) The Company issued 261,860 of the Company's Restricted Common Stock valued at $1.7 per share as consideration. The fair value of the Restricted Common Stock was determined based on the 7 days weighted average trading prices quoted on the stock exchange prior to the date of completion of the acquisition.

         (b) The Company applies APB No.16 in accounting for the combination by using the purchase method. The excess of consideration given over the fair value of the net assets of the acquired companies at the date of acquisition has been accounted for as goodwill.

ASIAN STAR DEVELOPMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
31 DECEMBER 2000


4        GOODWILL (CONTINUED)

         (c) Had the cafeteria business been acquired as from January 1, 1999, the Company's operating results would be as follows:

                                                2000                 1999


         Revenue, net
         As reported                            1,275,831          41,926
                                          --------------------------------
         Pro-forma                              1,275,831       1,607,304
                                          --------------------------------

         Net loss
         As reported                          (14,482,460)     (1,158,145)
                                          --------------------------------
         Pro-forma                            (14,482,460)     (1,213,054)
                                          --------------------------------

         Net loss per common share
         As reported                                (0.96)          (0.09)
                                          --------------------------------
         Pro-forma                                  (0.96)          (0.09)
                                          --------------------------------


5        LAND USAGE RIGHTS, LAND IMPROVEMENT AND CONSTRUCTION IN PROGRESS

         Land usage rights, land improvement and construction in progress comprise the following:


                                            SHILONG TOWN **    SHILONG TOWN HALL ***   MAPLE CITY       TOTAL
                                          ------------------ ----------------------- ------------- ------------
         Accumulated cost

         Land usage rights                      $       -              $  469,814    $        -     $  469,814
         Land improvement                         217,800               2,179,811     1,876,701      4,274,312
         Construction in progress                 358,661                       -       139,920        498,581
         Overhead costs *                         202,378                 550,250       405,761      1,158,389
                                          ---------------------------------------------------------------------

         Balance at 12/31/1999                  $ 778,839              $3,199,875    $2,422,382     $6,401,096
                                          ---------------------------------------------------------------------

         Accumulated cost

         Land usage rights                              -                       -             -              -
         Land improvement                               -                       -     1,876,701      1,876,701
         Construction in progress                       -                       -       139,920        139,920
         Overhead costs  *                              -                       -       405,761        405,761
                                          ---------------------------------------------------------------------

         Balance at 12/31/2000                  $       -              $        -    $2,422,382     $2,422,382
                                          =====================================================================

         * Overhead costs represent all accumulated indirect costs such as project supervisors' salaries, certain travel and administrative expenses, and legal fees related to the projects. The accumulated overhead costs are allocated to the respective projects based on the actual time spent on each project.

ASIAN STAR DEVELOPMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
31 DECEMBER 2000


5        LAND USAGE RIGHTS, LAND IMPROVEMENT AND CONSTRUCTION IN PROGRESS
         (CONTINUED)

         MAPLE CITY (LAND OCCUPANCY TERM: 70 YEARS)

         The Maple City project, which is developed by the Company, comprises three parcels of land which are close to each other. The land usage rights certificates of the Maple City project stipulate a lease term of 70 years commencing from 1993 and the total area is approximately 74,000 square meters. The land was contributed by a local Chinese partner to the Company at no consideration. It was the original intention of the Company to build a hotel, commercial and entertainment complex on these parcels of land. The concrete structural work of the project was completed by a PRC registered and wholly-owned subsidiary, Honstar Entertainment Centre Ltd.. During the year, no construction costs were incurred for this project as management prefers to hold the project development until a recovery of the property market in China. Management considers that there is no impairment in the carrying value of the project.

         During the year, the Company disposed of two projects resulting in a total net loss of $1,497,128. Details of major project disposals are as follows:

         **    DISPOSAL OF SHILONG TOWN

         The Shilong Town Project included Dragon Villa and Dragon Entertainment projects, which were developed by Dongguan Dragon Villa Ltd. and Dongguan Dragon Entertainment Centre Ltd. respectively. The Company disposed of its 80% equity interest in these two companies in April 2000. Details of the disposal are as follows:

         Sales consideration                             $ 1,028,520
         Less: Book Value of net assets disposed            (778,839)
                                                        -------------

         Gain on disposal                                $   249,681
                                                        =============

         ***   SHILONG TOWN HALL (LAND OCCUPANCY TERM: 70 YEARS)

         The Company disposed of its 100% equity interest in the Shilong Town Hall project to Dongguan Shilong Properties Limited in July 2000. Details of the disposal are as follows:

         Sales consideration                             $ 1,453,066
         Less: Book value of net assets disposed          (3,199,875)
                                                        -------------

         Loss on disposal                                $(1,746,809)
                                                        =============

ASIAN STAR DEVELOPMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
31 DECEMBER 2000


6        PROPERTY AND EQUIPMENT, NET

         Property and equipment comprise the following:


                                                               2000                 1999

         Building premises*                              $  821,077            $ 393,606
         Water amusement park facilities *                1,252,400              982,915
         Office furniture, fixtures and equipment           227,478               56,971
         Kitchen equipment and facilities                   216,961               96,265
         Leasehold improvements                             264,160                    -
                                                      ------------------------------------
                                                          2,782,076            1,529,757
         Less: Accumulated depreciation                    (323,376)            (166,463)
                                                      ------------------------------------
                                                         $2,458,700           $1,363,294
                                                      ====================================


         *     SHILONG WATER WORLD

         The Company owns the rights to operate the Shilong Water World in Shilong Town. Pursuant to an agreement between the Company and a third party, the Company sub-contracted its Water Park operation to the third party at a consideration of $144,578 per annum for 7 years with effect from June 1, 2000.


7        AMOUNT DUE TO A SHAREHOLDER

         The Company, from time to time, received from or made repayments to a shareholder. The balance due to the shareholder does not bear any interest and does not have clearly defined terms of repayment.

         As of December 31, 2000 and 1999, the amount due to the shareholder was $1,143,059 and $714,204 respectively.

8        COMMITMENTS AND CONTINGENCIES

         Based on the joint venture contract and agreement, the Company entered into a project in China as of December 31, 2000. Details of the current status of the project are as follows:


                                       Total Investment
         Per                                Per Project                  Costs       Years Remaining to
         Project                          Per Agreement               Incurred       Complete the Project per
         Contract                           or Contract                to Date       Agreement or contract
         -----------------------------------------------------------------------------------------------------

         Maple City                          38,000,000            $ 2,422,382       No fixed period
                                         ========================================

         Details of other projects are summarized in Note 5.

                          FINANCING RESOURCE DEPENDENCY

         The operating activities of the above project were substantially financed by one of the Company's directors through either capital infusion or loans, and funds raised.

ASIAN STAR DEVELOPMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
31 DECEMBER 2000


8        COMMITMENTS AND CONTINGENCIES (CONTINUED)

         Management believes that the completion of the project on a timely basis will depend significantly on additional funding being available to the Company through debt and/or equity financing in the near future and a recovery of the property market in China. There is no assurance that such financing will be available, or if so, at terms beneficial for the Company. No development of the project was made during the year.

9        REVENUE, NET

                                                      2000            1999

         Cafeteria business                       1,137,246               -
         Water Park operation                        97,117          41,926
         Others                                      41,468               -
                                               -----------------------------
                                                  1,275,831          41,926
                                               =============================

         All operating revenue of the Company and its subsidiaries are generated in PRC and Hong Kong Special Administrative Region of PRC.

10       OTHER (LOSS)/INCOME


                                                                               2000           1999

         Gain on disposal of Shilong Town (note 5)                          249,681               -
         Loss on disposal of Shilong Town Hall (note 5)                  (1,746,809)              -
         Provision for loss on diminution in value of
           investment (note 3)                                          (10,261,160)              -
         Notional compensation for stock options (note 13)                 (787,000)              -
         Others                                                            (277,861)         60,400
                                                                     -------------------------------
                                                                        (12,823,149)         60,400
                                                                     ===============================


11       INCOME TAXES

         No corporate income tax has been provided for the years ended December 31, 2000 and 1999 as the Company suffered tax losses for the years and has no taxable profits.

         The Company and its subsidiaries account for income taxes using the asset and liability method, which require an entity to recognise deferred tax liabilities and assets. A full valuation allowance was provided due to the uncertainty that deferred tax benefits will be realized in future years.

         Significant components of the Company's estimated deferred tax assets as of December 31, 2000 and 1999 are as follows:


                                                                      2000            1999
         Deferred tax assets and liabilities:
         Net operating loss carry forward                      $ 1,398,641       $ 686,123
         Property and equipment                                    (42,102)        (38,937)
                                                              ------------------------------

         Net deferred tax assets                                 1,356,539         647,186

         Valuation allowance for deferred tax assets            (1,356,539)       (647,186)
                                                              ------------------------------

         Net deferred tax assets                               $         -       $       -
                                                              ------------------------------


ASIAN STAR DEVELOPMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
31 DECEMBER 2000


12       MINORITY INTEREST

         The Company applies APB Opinion No. 16 and related interpretations in accounting for the minority share of attributable losses arising from the operation of Shilong Water World under the entity of Dragon Villa. The 20% loss of $46,042 (1999: $67,815) attributable to the minority shareholder was recognised by the Company as the joint venture has deficiencies in assets and no capital contribution has been made by the minority shareholder as of the balance sheet date.


13       STOCK OPTIONS

         On July 1,1998, the Board of Directors of the Company approved a Stock Option Plan. The Stock Option Plan provides officers, directors, key employees and consultants with options to purchase shares of common stock as additional compensation for services rendered and/or incentives for services to be rendered to the Company in the near future. As a result of adopting this Stock Option Plan, a total of 968,480 options were granted on July 14, 1998 and were exercisable for one year. During the year ended December 31, 1999, none of these options had been exercised and they expired.

         During 1999, 100,000 options with an exercise price of $1.25 per share and 50,000 options with an exercise price of $1.50 per share were granted to consultants. The options vest immediately and are exercisable for one year. Accordingly, a total of 150,000 shares of common stock were reserved by the Company for issuance upon exercise of the granted stock options. Compensation expense of $90,500 was recorded related to these options. During the year ended December 31, 2000, none of these options had been exercised and they expired.

         On January 12, 2000, 1,300,000 options with an exercise price of $1.25 per share were granted to key employees and consultants. The options vest immediately and are exercisable for one year. Accordingly, a total of 1,300,000 shares of common stock were reserved by the Company for issuance upon exercise of the granted stock options. During 2000, the Company issued 180,000 shares of Common Stock to key-employees at a share price of $1.25 per share upon exercise of these options.

         Each option is immediately exercisable after the granting date and will expire if not exercised within one year from the granting date. The shares acquired through exercise of the options shall be restricted and will not be registered for trading unless the Company, in its sole discretion, files a registration statement and includes these designated shares.

         A summary of the status of the Company's stock options as of December 31, 2000 and 1999 is presented as follows:


                                                                  SHARES     WEIGHTED AVERAGE
                                                                               EXERCISE PRICE

         At January 1, 1999                                      968,480                $1.50
         Options granted to non-employees                        150,000                $1.33
         Options expired                                        (968,480)               $1.50
                                                            ------------------------------------

         At December 31, 1999                                    150,000                 $1.33
         Options expired                                        (150,000)                $1.33
         Options granted to key employees and consultants      1,300,000                 $1.25
         Options exercised                                      (180,000)                $1.25
                                                            ------------------------------------

         As at December 31, 2000                               1,120,000                 $1.25
                                                            ====================================

ASIAN STAR DEVELOPMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
31 DECEMBER 2000


13       STOCK OPTIONS (CONTINUED)

         The Company adopted Statement of Financial Accounting Standards No 123 (SFAS No 123), "Accounting for Stock based Compensation". As permitted by SFAS 123 the Company applies the intrinsic value method of accounting per APB No. 25 to employee stock options and discloses the pro-forma impact on net loss and loss per share as if the fair value based method had been applied. During the year the Company granted 460,000 options to key employees and recognized a compensation charge of $283,320 representing the intrinsic value of those options at the date of grant. Had compensation cost been determined using the fair value based methodology of SFAS No. 123, there would have been no material change in the Company's net loss and loss per share as the fair value of the options approximated their intrinsic value at the date of grant.


                                                          2000                  1999

         Net loss attributed to common shares
                As reported                             $ (14,482,460)        $ (1,158,145)
                Pro forma                               $ (14,482,460)        $ (1,158,145)

         Basic loss per share
                As reported                             $       (0.96)        $      (0.09)
                Pro forma                                       (0.96)               (0.09)
                                                        ===================================

         The  following  table  summarizes   information   about  stock  options
         outstanding as of December 31, 2000:


                                  OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                     ------------------------------------------------     --------------------------
                          NUMBER          REMAINING        EXERCISE            NUMBER       EXERCISE
                        OUTSTANDING    CONTRACTUAL LIFE     PRICE           EXERCISABLE      PRICE
         --------------------------------------------------------------------------------------------

                         1,120,000           11 days        $1.25              1,300,000     $1.25
                       =============                                         =============

         The Company accounts for options granted to consultants in accordance with SFAS 123 and EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. By using Black Scholes Option Pricing Model, the Company determined that the fair value of 840,000 options granted to consultants during 2000 was %503,680. Since the options vest immediately, are non-forfeitable and are not in consideration for future services the entire amount has been charged to the current year profit and loss account.

         The following assumptions were used to determine the fair value of options :

                                                     2000             1999

         Expected life                             1 year           1 year
         Volatility                                   80%              80%
         Expected dividend yield                       -                -
         Risk free rate                                5%            4.82%


14       CEO NOTIONAL COMPENSATION

         The CEO of the Company waived his personal salary of $120,000 in each of the fiscal years ended December 31, 2000 and 1999. The Company recorded this amount as part of additional paid-in capital.

ASIAN STAR DEVELOPMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
31 DECEMBER 2000


15       OTHER PROJECTS

         a)    Superport Project

         On January 25, 2000, the Company entered into a joint venture agreement to acquire an existing LPG cylinder manufacturing plant and an associated LPG bottling plant in the State of Kelantan, Malaysia. The Project also includes an exclusive right to install a deep-water port for tankers. The total project cost was approximately $2.3 billion.

         However, the required approval, from the Foreign Investment Consulate of the Malaysian Government, to develop this project has not yet been obtained. Management considers that this project is unable to proceed any further and is in the process of preparing documentation to cancel the agreement.

         As conditions in the joint venture agreement have not been fulfilled by the partners, the agreement stipulated that the rights and obligations of the partners under the agreement shall automatically lapse without any liability whatsoever to the others and the Agreement be of no further force and effect.

         Consultancy services fees of $179,050 in relation to this project were written off during the year.

         b)    "6-12" Convenience Store Chain

         According to a letter of intent entered into in September 1998, the Company planned to acquire 100% of the total issued and outstanding shares of two PRC corporations through a 75% owned newly-established Hong Kong subsidiary. This plan has been subsequently changed as only one PRC corporation will be acquired. The Company has no firm commitment for this project. Before China's WTO accession, there are still restrictions for the Company to directly operate chain stores in China. No cost was incurred on this project as at December 31, 2000.

         c)    Jiangmen Gold Crown Hardware And Lock Manufactory Co Limited

         In September 2000, one of the Company's subsidiaries, Honking International Limited, signed a contract with the Employee Union of Jiangmen Gold Crown Hardware And Lock Manufactory Co. Limited ("JGC") whereby the Company intended to acquire a 30% equity interest in JGC in exchange for 279,400 Restricted Common Stock of the Company's Restricted Common Stock at a value of US$4 per share. The contract also granted the Company an option to acquire an additional 50% of JGC shares.

         On 3 October 2000, 279,400 Restricted Common Stock were issued to JGC for the acquisition. However, the acquisition was not approved by Jiangmen City Government. Consequently, the contract was terminated and all issued shares to JGC were canceled.


16       RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 133, or SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. Management does not currently hold derivative instruments or engage in hedging activities.

17 The Company has signed a letter of intent to merge with Shanghai Baolong Pharmaceutical Co Ltd ("Baolong"), a pharmaceutical company located in Technological Development Zone in Shanghai, China. Pursuant to the letter of intent, all assets and liabilities of the Company will be transferred to a director of the Company who has guaranteed execution of the rights and obligations of the assets and liabilities.

         As consideration, Baolong will pay a total sum of $600,000 to the Company by instalments. In addition, Baolong will inject all the assets of Baolong into the Company. Following the merger, Baolong and the current shareholders of the Company will hold equity interests of 80% and 20% of the enlarged capital in the Company respectively.

         Formal agreement of the above arrangement is subject to approvals by the Board of Directors of the Company and the Chinese government on or before 20 March 2001. As of March 15, 2001, the Company has not received any instalment payments and the time period has expired. Management is still negotiating with Baolong and the outcome of which is uncertain.

ASIAN STAR DEVELOPMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
31 DECEMBER 2000


16       RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

         In July  1999,  the  FASB  issued  Statement  of  Financial  Accounting
         Standards No. 137, or SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133. SFAS 137 deferred the effective date of SFAS 133 until the first fiscal quarter beginning after June 15, 2000.

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, or SAB 101, Revenue Recognition in Financial Statements. SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB 101B which defers the implementation of SAB 101 to no later than the fourth quarter of fiscal years beginning after December 15, 1999. Management does not expect the adoption of SAB 101 to have a material effect on the financial position or results of operations.

         In March 2000, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 44, or FIN 44, Accounting for Certain Transactions Involving Stock Compensation an Interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15,1998, or January 12, 2000. Management believes that the impact of FIN 44 will not have a material effect on the consolidated financial position or results of operations of the Company.

Audited financial statements of Registrant for the years ended December 31, 2000
and  1999,  were  audited  by   PricewaterhouseCoopers   and  BDO  International
respectively. Address of auditors:

[PricewaterhouseCoopers Logo Appears Here]
                                           PricewaterhouseCoopers-Beijing office
                                           18 Floor, Beijing Kerry Centre
                                           1 Guang Hua Lu
                                           Chao Yang District
                                           Beijing 100020
                                           People's Republic of China
                                           Telephone: +86 (10) 6561 2233
                                           Facsimile: +86 (10) 8529 9000

[BDO International Logo Appears Here]
                                           BDO International
                                           29 Floor, Wing On Centre
                                           111 Connaught Road Central
                                           Hong Kong
                                           Telephone: (852)  2541 - 5041
                                           Facsimile:   (852)  2815 - 0002


ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

On May 9, 2000, PricewaterhouseCoopers was appointed as Registrant's Independent Accountant. Registrant has no disagreement with the Independent Accountants since the appointment.


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the names, ages and positions of the Directors and Executive Officers of Registrant:

NAME AND ADDRESS                AGE                  POSITION(S) HELD (1)
----------------                ---                  ----------------------

Stephen Chow                     60                  President, CEO and
                                                     Chairman of the Board
Room 930, Block B,
East Wing
New World Office Bldg.
Tsimshatsui, Kowloon,
Hong Kong

Sang Chan                        64                  Director and Treasurer

Room 930, Block B,
East Wing
New World Office Bldg.
Tsimshatsui, Kowloon,
Hong Kong

Paul Lam                         59                  Director and Secretary
Room 930, Block B,
East Wing
New World Office Bldg.
Tsimshatsui, Kowloon,
Hong Kong

Dr. Paul Tong                    59                  Director
Room 930, Block B,
East Wing
New World Office Bldg.
Tsimshatsui, Kowloon,
Hong Kong

Each director of Registrant is elected by the stockholders to a term of one (1) year and serves until his successor is elected and qualified. Each officer of Registrant is elected by the Board of Directors to a term of one (1) year and serves until his successor is duly elected and qualified, or until he is removed from office. The Board of Directors has no nominating, auditing or compensation committees.

BACKGROUND OF OFFICERS AND DIRECTORS
------------------------------------

Stephen Chow - Mr. Chow has been the Chief Executive Officer, President and Chairman of the Board of Directors of Registrant since inception. For the past six years, he has also been the Managing Director of Honpar group companies, Hong Kong and Vice President of Enrich Ventures, Ltd., a public corporation traded on the Vancouver Stock Exchange. From 1983 to 1990, he was Senior Vice President of Hip Shing Land Development Ltd., USA and from 1972 to 1994, he was President of Consolidated Investment & Construction Ltd. in Canada.

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

Sang Chan - Mr. Chan has been a Director and the Treasurer of Registrant since inception. From 1993 to the present, he has also been Chairman of Po Sang Construction Co., Ltd. of China; General Manager of Honpar (Huangzhou)
Properties Co., Ltd.; General Manager of the China Division of Honpar Properties, Ltd. and the Owner/Manager of Po Sang Construction Co., Ltd., Hong Kong. From 1961 to 1993 he was a Consultant/Designer for various architectural firms in Hong Kong. Mr. Chan has a Major Degree in Accounting from Yuet Hoi University of Macau and devotes full time to the business of Registrant.

Paul Lam - Mr. Lam has been a Director and the Secretary of Registrant since inception. From 1992 to the present, he has been the Managing Director of CNT Group Ltd., a Hong-Kong publicly-traded paint manufacturing company. From 1975 to 1992, he was Managing Director of The China Paint Mfg. (1946) Co., Ltd. Mr. Lam graduated from the University of California-Berkeley in 1966 with a B.A. Degree in Chemistry. He is currently a committee member of the Chinese People Political Consultative Conferences (CPPCC) of Shenyang City, Liaoling Province and Chengdu City, Sichuan, respectively. He devotes his time as necessary to the business of Registrant.

Dr. Paul Tong - Dr. Tong has been a Director of Registrant since March 2, 1998. From 1995 to September 1997, he has been the Chief Executive Officer of Pacific Century Regional Developments Ltd., with responsibility for infrastructure and property developments. From 1978 to 1994, he was General Manager of New World Development Co., Ltd., where he supervised the design and administration of commercial, residential and infrastructural projects in the Asian Pacific and North America. Dr. Tong has gained extensive experience in civil engineering having worked as a geotechnical engineer for a British consultancy as a civil engineer for a Hong Kong engineering consultancy and as a director and technical manager of a Hong Kong construction company. Dr. Tong graduated from the University of Manchester, U.K. in 1970 with a PhD. He is currently a member of the Institution of Civil Engineers, London and the Hong Kong Institution of Engineers. He devotes his time as necessary to the business of Registrant.

EMPLOYMENT AGREEMENTS
---------------------

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

ADVISORY BOARD
--------------

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


ITEM 10.   EXECUTIVE COMPENSATION

The Company pays no annual remuneration to its officers and directors in year 2000.

Mr. Stephen Chow, CEO of Registrant, waived his annual compensation of $120,000 for the fiscal year ended December 31, 2000.

Mr. Chan Sang, Director of Registrant, received salary of $16,770 for the fiscal year ended December 31, 2000.

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

OPTION/SAR GRANTS IN LAST FISCAL YEAR
-------------------------------------

On January 12, 2000, Registrant granted a total of 1,300,000 stock options to key employees and consultants as additional compensation and incentives for services rendered to Registrant.

The above options issued and exercised by a director of Registrant during the year ended December 31, 2000 was as follows:


                        PERCENT OF TOTAL
                     NUMBER OF SECUITIES        OPTIONS/SARS GRANTED                           DATE OF
NAME OF HOLDER      UNDERLYING GRANTED (#)            FISCAL YR          EXERCISE PRICE       EXERCISE

Sam Chow                    50,000                      6.1%               $1.25/share         3/31/00

(1) These percentages are based on the total number of option shares (1,300,000).

Each of the above options allow the holder to purchase one share of Registrant's restricted Common Stock at an exercise price of $1.25 per share for a period of one (1) year from the date of issue of the Option. Any shares acquired through exercise of these options shall be restricted shares and may not, under any circumstances, be registered or in any way become free trading until two years from the date the shares are acquired through exercise of the option. The records of the stock transfer agency, as well as any certificates issued upon exercise of these options shall contain said restrictive legend.

There are no other bonus, pension, deferred compensation, long-term incentive plans or awards, or any other similar plans for executive officers and/or directors of Registrant.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the shares of Registrant's Common Stock, par value $.001, beneficially owned for (i) each stockholder known by Registrant to be the beneficial owner of 5% or more of Registrant's issued and outstanding Common Stock; (ii) each of Registrant's officers and directors; and (iii) all officers and directors as a group. At December 31,2000, there were 15,746,015 shares of Common stock outstanding.



                                                       Amount &Nature of
                                                    Beneficial Ownership                      Percent of
Name and address                 Common Stock                  Option(1)           Total           Class

Stephen Chow (2)                    5,400,000                          -       5,400,000           34.3%
Room 930, Block B,
East Wing
New World Office Bldg.
Tsimshatsui, Kowloon,
Hong Kong




Sang Chan                             103,000                     50,000         153,000           0.97%
Room 930, Block B,
East Wing
New World Office Bldg.
Tsimshatsui, Kowloon,
Hong Kong

Paul Lam                               50,000                     80,000         130,000           0.83%
Room 930, Block B,
East Wing
New World Office Bldg.
Tsimshatsui, Kowloon,
Hong Kong

Dr. Paul Tong                         110,000                     80,000         190,000           1.21%
Room 930, Block B,
East Wing
New World Office Bldg.
Tsimshatsui, Kowloon,
Hong Kong

Sam Chow (2)                           71,300                          -          71,300           0.45%
2535 Irving Street
San Francisco, Ca. 94122

As a group                          5,734,300                    210,000       5,944,300          37.76%

(1) Stock Options which were granted to the officers and directors under a Stock Option Agreement, dated January 12, 2000. (See "Management" "Principal Stockholders" and "Certain Transactions").

(2)   Sam Chow,  a member of  Registrant's  Advisory  Board,  is the  brother of
      Stephen  Chow,  an  officer,   director  and  principal   shareholder   of
      Registrant.

There are no arrangements, known to Registrant, including any pledge by any person of securities of Registrant, which may, at a subsequent date, result in a change in control of Registrant.

FUTURE SALES BY EXISTING STOCKHOLDERS
-------------------------------------

All shares of Common Stock of Registrant are "restricted securities", as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Act ("Rule 144"), save and except the 361,800 shares which were issued under a public offering in the State of New York, pursuant to an exemption provided by Rule 504 of Regulation D, promulgated under the Securities Act of 1933, as amended, which are not "restricted securities" under Rule 144 and can be publicly sold, except for those Shares purchased by "affiliates" of Registrant, as that term is defined in Rule 144.

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


ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On January 8, 1997, Registrant entered into two separate agreements for the purchase and sale of certain assets, one with Honpar (Huangzhou) Properties Limited and one with Honpar Properties Limited. Stephen Chow, an officer, director and principal shareholder of Registrant, is an officer, director and principal shareholder of both of these companies. Registrant issued a total of 9,000,000 shares of its restricted Common Stock in exchange for all of the rights and interests in and to the assets as follows: (i) 5,760,000 shares in exchange for an 80% equity interest in the Dragon Villa and Water World projects in Guandong Province, China, and (ii) 3,240,000 shares in exchange for the Maple City project. Of the total 9,000,000 shares, 5,755,800 were issued to officers, directors, advisors and/or control person of Registrant and 3,244,200 were issued to unrelated third parties. (See Item 1, Description of Business and Item 3, Description of Property.)

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

EXHIBIT NO.             DOCUMENT DESCRIPTION
-----------             ---------------------

3.1 Articles of Incorporation and any Amendments-Incorporated by reference to the Form 10-KSB, filed December 1, 1999

3.2 Bylaws- Incorporated by reference to the Form 10-KSB, filed December 1, 1999

                                   SIGNATURES
                                   ----------


In accordance with Section 12 of the Securities Exchange Act of 1934, Registrant caused the registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


ASIAN STAR DEVELOPMENT, INC., a
Nevada corporation


By: /s/ STEPHEN CHOW                            Dated:
    -----------------------------------------
        Stephen Chow
        Chief Executive Officer and President


By: /s/ SANG CHAN                               Dated:
    -----------------------------------------
        Sang Chan
        Chief Financial Officer