Form 10QSB
period 2001-03-31
ASIAN STAR DEVELOPMENT INC /NV
filed 2001-05-15
CIK 1046883

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

            ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

THERE ARE xx,xxx,xxx SHARES OF COMMON STOCK OUTSTANDING AS OF _________ xx, 2001

                          ASIAN STAR DEVELOPMENT, INC.




--------------------------------------------------------------------------------


              UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 2001


--------------------------------------------------------------------------------

                          ASIAN STAR DEVELOPMENT, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS







PART 1     FINANCIAL INFORMATION


ITEM 1     CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

           Consolidated Condensed Balance Sheets as of December 31, 2000
           and March 31, 2001                                              F - 1

           Consolidated Condensed Statements of Operations for the Three
           Months Ended March 31, 2000 and 2001                            F - 2

           Consolidated Condensed Statements of Cash Flows for the Three
           Months Ended March 31, 2000 and 2001                            F - 3

           Notes to Consolidated Condensed Financial Statements        F-4 to 10


ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS

Signatures



                          ASIAN STAR DEVELOPMENT, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            (EXPRESSED IN US DOLLARS)


                                                                            DECEMBER 31,           MARCH 31,
                                                                                    2000                2001
                                                                               (AUDITED)         (UNAUDITED)


ASSETS                                                     NOTES

CURRENT ASSETS
        Cash and cash equivalents                                           $    114,832        $     41,004
        Prepayments                                                              273,211             279,235
        Inventories                                                               20,123              18,672
        Other assets                                          2                   45,888              47,100
                                                                            --------------------------------
            Total current assets                                                 454,054             386,011

Goodwill                                                      3                   80,459              78,285
Investment                                                    2                9,938,160           9,938,160
Less : Provision for diminution in value of investment        2               (9,938,160)         (9,938,160)
Land usage rights                                             4                        -                   -
Land improvement                                              4                1,876,701           1,876,701
Construction in-progress                                      4                  545,681             545,681
Property and equipment, net                                                    2,458,700           2,403,359
                                                                            --------------------------------
Total assets                                                                   5,415,595           5,290,037
                                                                            ================================


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
        Due to a shareholder                                                   1,143,059           1,211,576
        Accounts payable                                                         748,734             731,575
        Other payables                                                           398,784             378,741
        Accrued expenses                                                         261,659             210,993
                                                                            --------------------------------
            Total current liabilities                                          2,552,236           2,532,885

COMMITMENTS AND CONTINGENCIES                                 5                        -                   -

SHAREHOLDERS' EQUITY Common stock, $0.001 par value:
        25,000,000 shares authorized, 15,746,015 shares                           15,746              15,746
        issued and outstanding as of March 31, 2001 and
        December 31, 2000
Additional paid-in capital                                    6               19,499,733          19,499,733
Accumulated deficit                                                          (16,652,120)        (16,758,327)
                                                                            --------------------------------
             Total shareholders' equity                                        2,863,359           2,757,152
                                                                            --------------------------------
Total liabilities and shareholders' equity                                  $  5,415,595        $  5,290,037
                                                                            ================================


The accompanying notes are an integral part of these consolidated condensed  financial statements.




                          ASIAN STAR DEVELOPMENT, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                            (EXPRESSED IN US DOLLARS)


                                                                                      FOR THE THREE MONTHS ENDED
                                                                                              MARCH 31,

                                                                                       2000             2001
                                                                                    -------------------------------
                                                                     NOTE           (UNAUDITED)     (UNAUDITED)

Revenue, net                                                          7             $    370,447       $    273,457

Cost of sales                                                                           (379,134)          (229,141)
                                                                                    -------------------------------
Gross profit/(loss)                                                   7                   (8,687)            44,316

Selling, general and administrative
  expenses                                                                              (212,249)          (151,177)

Other income, net                                                                        463,063                654
                                                                                    -------------------------------
Profit/(Loss) before income tax                                                          242,127           (106,207)

Income tax                                                            8                        -                  -
                                                                                    -------------------------------
Net Profit/(Loss)                                                                   $    242,127       $   (106,207)
                                                                                    ===============================

Net loss per common share - basic and
     diluted                                                                        $      (0.02)      $     (0.007)
                                                                                    -------------------------------

Basic and diluted weighted average number of
  common shares outstanding                                                           13,267,390         15,746,015
                                                                                    ===============================


The accompanying notes are an integral part of these consolidated condensed  financial statements.




                          ASIAN STAR DEVELOPMENT, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (EXPRESSED IN US DOLLARS)


                                                                                 FOR THE THREE MONTHS ENDED
                                                                                         MARCH 31,

                                                                                 2000                   2001
                                                                              ---------------------------------
                                                                              (UNAUDITED)            (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                   $   242,127             $(106,207)
Adjustments to reconcile net loss to
   net cash provided by/(used in) operating activities
      Depreciation and amortisation                                               104,095                57,606
      Gain on disposal of subsidiaries                                            461,687                     -
      Changes in operating assets and liabilities:
      Prepayments                                                                (193,186)               (6,024)
      Inventories                                                                  (5,125)                1,451
      Other assets                                                             (1,029,720)               (1,212)
      Accounts payable                                                            138,407               (17,159)
      Other payables                                                              251,127               (20,043)
      Accrued expenses                                                             16,277               (50,666)
                                                                              ---------------------------------

NET CASH USED IN OPERATING ACTIVITIES                                             (14,311)             (142,254)

CASH FLOWS FROM INVESTING ACTIVITIES
  Payments for  capitalized  overhead costs in connection  with                   (23,133)                    -
   construction
  Purchases of construction materials and fixed assets                           (249,618)                  (91)
                                                                              ---------------------------------

NET CASH USED IN INVESTING ACTIVITIES                                            (272,751)                  (91)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock subscription                                            62,500                     -
Advances from a shareholder                                                       331,722                68,517
                                                                              ---------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                         394,222                68,517

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                              107,160               (73,828)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    5,628               114,832
                                                                              ---------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $   112,788             $  41,004
                                                                              =================================


The accompanying notes are an integral part of these consolidated condensed  financial statements.


                          ASIAN STAR DEVELOPMENT, INC.

              Notes to Consolidated Condensed Financial Statements


NOTE 1      -     BASIS OF PRESENTATION
_______________________________________

The accompanying consolidated financial statements as of December 31, 2000 and March 31, 2001 and for the three months ended March 31, 2000 and 2001, of Asian Star Development, Inc and its subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States and with instructions to Form 10-Q and Regulation S-X. All significant inter-company balances have been eliminated on consolidation. The balance sheet as of December 31, 2000 was derived from audited financial statements included in the Company's Form 10-K for the year ended December 31, 2000 (the "Form 10-K"). The financial statements at March 31, 2001 and for the three months ended March 31, 2000 and 2001 have not been audited by independent accountants. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to requirements of the Securities and Exchange Commission. However, the Company believes that the disclosures included in the accompanying quarterly financial statements and footnotes are adequate to make the information presented not misleading. These quarterly financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

The consolidated financial statements are reported in US Dollars ("$").

In the opinion of management, all normally recurring adjustments necessary to present fairly the financial position as of March 31, 2001, results of operations and cash flows for the three months ended March 31, 2000 and 2001, have been made. However, these results are not necessarily indicative of the operating results for any other interim period or for the full year.

The Company and its subsidiaries suffered losses of $106,207 for the first quarter ended March 31, 2001 and had negative working capital as of March 31, 2001. Historically, one of the Company's directors and major shareholders provided the Company with substantial sources of finance for the operations of the Company.

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


NOTE 2 - OTHER ASSETS AND INVESTMENT
____________________________________

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


                                                     2000            2001

Investment, at cost                             9,288,000       9,288,000
Advances to HHI                                   650,160         650,160
                                               --------------------------
Total investment                                9,938,160       9,938,160
Less: Provision for diminution in value of     (9,938,160)     (9,938,160)
     investment                                --------------------------
                                                        -              -
                                               ==========================

In addition to the above, the Company advanced a sum of approximately $323,000 to HHI for its working capital. The advance has no specific terms of repayment and is recorded as other assets. As detailed in the following paragraphs, a full provision of $323,000 has been made in the financial statements for the advances.
                                                     2000                2001

Other assets                                      368,888               370,100
Less: Provision for diminution in value          (323,000)             (323,000)
                                                 ------------------------------
Other assets, net                                  45,888                47,100
                                                 ==============================

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

                          ASIAN STAR DEVELOPMENT, INC.

              Notes to Consolidated Condensed Financial Statements


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

Management considers that the Company and its subsidiary company have a strong case against HHI and the director of HHI. One of the subsidiary company of HHI was under a winding up order in April 2001. Although management is not sure whether HHI and the director of HHI have the financial ability to return the cost of investment and advances under the various agreements, management considers that the chances of an unfavourable outcome to the litigation, significant contingent liabilities and losses as a result of the litigation are remote. However, full provisions for diminution in value of investment of $9,938,160, and the advances of $323,000, in all totaling $10,261,160, have been made.

NOTE 3      -     GOODWILL
__________________________

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

Consideration   *                                               $ 445,162
Less: Fair value of net assets acquired                          (358,179)
                                                                ---------

Goodwill                                                           86,983
Less: amortisation                                                 (8,698)
                                                                ---------

                                                                 $ 78,285
                                                                =========

* The Company issued 261,860 of the Company's Restricted Common Stock valued at $1.7 per share as consideration

                          ASIAN STAR DEVELOPMENT, INC.

              Notes to Consolidated Condensed Financial Statements


NOTE 4     -     LAND USAGE RIGHT, LAND IMPROVEMENT AND CONSTRUCTION IN PROGRESS
________________________________________________________________________________

MAPLE CITY (LAND OCCUPANCY TERM: 70 YEARS)

The Maple City project, which is developed by the Company, comprises three parcels of land which are close to each other. The land usage rights certificates of the Maple City project stipulate a lease term of 70 years commencing from 1993 and the total area is approximately 74,000 square meters. The land was contributed by a local Chinese partner to the Company at no consideration. It was the original intention of the Company to build a hotel, commercial and entertainment complex on these parcels of land. The concrete structural work of the project was completed by a PRC registered and wholly-owned subsidiary, Honstar Entertainment Centre Ltd. During the period, no construction costs were incurred for this project as management prefers to hold the project development until a recovery of the property market in China. Management considers that there is no impairment in the carrying value of the project.

Land usage rights, land improvement and construction in progress comprise the following:

                                                 2000                 2001
   Land usage rights                                -                    -
   Land improvement                         1,876,701            1,876,701
   Construction in progress                   139,920              139,920
   Overhead costs  *                          405,761              405,761
                                           -------------------------------

                                           $2,422,382           $2,422,382
                                           ===============================


* Overhead costs represent all accumulated indirect costs such as project supervisors' salaries, certain travel and administrative expenses, and legal fees related to the projects. The accumulated overhead costs are allocated to the respective projects based on the actual time spent on each project.


NOTE 5      -     COMMITMENTS AND CONTINGENCIES
_______________________________________________

Based on the joint venture contract and agreement, the Company entered into a project in China as of March 31, 2001. Details of the current status of the project are as follows:


               Total Investment
                    Per Project        Costs         Years Remaining to
                  Per Agreement      Incurred        Complete the Project Per
Project             or Contract       to Date        Agreement or Contract
--------------------------------------------------------------------------------
                                    (audited)

Maple City           38,000,000     2,422,382        No fixed period
                     ==========     =========

                          ASIAN STAR DEVELOPMENT, INC.

              Notes to Consolidated Condensed Financial Statements


FINANCING RESOURCE DEPENDENCY

The operating activities of the Company was substantially financed by one of the Company's directors through either capital infusion or loans, and funds raised.

Management believes that the completion of the Company's projects on a timely basis will depend significantly on additional funding available to the Company through debt and/or equity financing in the near future and a recovery of the property market in China. There will be no assurance that such financing will be available, or if so, at terms beneficial to the Company.


NOTE 6      -     COMMON STOCK, ADDITIONAL PAID-IN CAPITAL
__________________________________________________________

There was no share of Common Stock issued during the three months ended March 31, 2001. All share options granted to employees and consultants were expired as of March 31, 2001.

NOTE 7      -     SEGMENTAL ANALYSIS
____________________________________

                                             3 months ended     3 months ended
REVENUE                                      March 31, 2000     March 31, 2001
Operating income from Cafeteria business        370,447            235,002
Contracting income from Water World                   -             24,200
Commission income from sales of souvenir              -             14,255
--------------------------------------------------------------------------------
                                                370,447            273,457

GROSS (LOSS)/PROFIT CONTRIBUTION
Cafeteria business                              ( 8,687)             9,037
Water World                                           -             24,200
Sales of souvenir                                     -             11,079
--------------------------------------------------------------------------------
                                                ( 8,687)            44,316
================================================================================

NOTE 8      -     INCOME TAXES
______________________________

No corporate income tax has been provided for the year ended December 31, 2000 and 3 months ended March 31, 2001 as the Company suffered tax losses for the year/period and has no taxable profits.

The Company and its subsidiaries account for income taxes using the asset and liability method, which require an entity to recognise deferred tax liabilities and assets. A full valuation allowance was provided due to the uncertainty that deferred tax benefits will be realized in future years.

NOTE 9      -     OTHER PROJECTS
________________________________

a)    SUPERPORT PROJECT

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

b)    "6-12" CONVENIENCE STORE CHAIN

In September, 1998, Registrant entered into a letter of intent with Lin Tao Ge, an unrelated third party, to form a new Hong Kong corporation to acquire 100% of the total issued and outstanding shares of two China corporations, Super Shopping Channels Ltd. and Beijing Kinetic Sales Network Limited. Registrant will own 75% of the newly-formed corporation and Mr. Ge will own 25%.

The Company has no firm commitment for this project. Before China's WTO accession, there are still restrictions to the Company to directly operate chain stores in China. No cost was incurred on this project as at March 31, 2001.

c)    SHANGHAI BAOLONG PHARMACEUTICAL CO LTD

In March 2001, the Company signed a letter of intent to merge with Shanghai Baolong Pharmaceutical Co Ltd ("Baolong"), a pharmaceutical company located in Technological Development Zone in Shanghai, China. Pursuant to the letter of intent, all assets and liabilities of the Company will be transferred to a director of the Company who has guaranteed execution of the rights and obligations of the assets and liabilities.

As consideration, Baolong will pay a total sum of $600,000 to the Company by instalments. In addition, Baolong will inject all the assets of Baolong into the Company. Following the merger, Baolong and the current shareholders of the Company will hold equity interests of 80% and 20% of the enlarged capital in the Company respectively.

Formal agreement of the above arrangement is subject to approvals by the Board of Directors of the Company and the Chinese government on or before 20 March 2001. As of March 31, 2001, the Company has not received any instalment payments and the time period has expired. Management is still negotiating with Baolong and the outcome of which is uncertain.

NOTE 10     -     RECENT ACCOUNTING PRONOUNCEMENTS
__________________________________________________

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

                          ASIAN STAR DEVELOPMENT, INC.

                      Management's Discussion and Analysis


LIMITED OPERATING HISTORY; ACCUMULATED DEFICIT; NEED FOR ADDITIONAL CAPITAL

There is limited historical financial information about the Company upon which to base an evaluation of the Company's performance or to make a decision regarding an investment in shares of Company's Common Stock. The Company has an accumulated deficit of $16,758,327 as of March 31, 2001. The Company's cash and cash equivalents decreased from $114,832 at December 31, 2000 to $41,004 at March 31, 2001


RECENT DEVELOPMENTS

a)    LAWSUIT

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

Management considers that it is uncertain to determine the outcome of the lawsuit and is unable to estimate the loss, if any. However, a full provision totaling $10,261,160 has been made for any diminution in value of the investment and advances to HHI. There were no changes in the assessment of outcome of the litigation by management during the three months ended March 31, 2001.

b)    VARIOUS PROJECTS

(i)  "6-12"  Convenience Store Chain, PRC

In September, 1998, Registrant entered into a letter of intent with Lin Tao Ge, an unrelated third party, to form a new Hong Kong corporation to acquire 100% of the total issued and outstanding shares of two China corporations, Super Shopping Channels Ltd. and Beijing Kinetic Sales Network Limited. Registrant will own 75% of the newly-formed corporation and Mr. Ge will own 25%.

The Company has no firm commitment for this project. Before China's WTO accession, there are still restrictions to the Company to directly operate chain stores in China. No cost was incurred on this project as at March 31, 2001.

(ii)   Superport Project

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

(iii) Shanghai Baolong Pharmaceutical Co Ltd

In March 2001, the Company signed a letter of intent to merge with Shanghai Baolong Pharmaceutical Co Ltd ("Baolong"), a pharmaceutical company located in Technological Development Zone in Shanghai, China. Pursuant to the letter of intent, all assets and liabilities of the Company will be transferred to a director of the Company who has guaranteed execution of the rights and obligations of the assets and liabilities.

      As consideration, Baolong will pay a total sum of $600,000 to the Company by instalments. In addition, Baolong will inject all the assets of Baolong into the Company. Following the merger, Baolong and the current shareholders of the Company will hold equity interests of 80% and 20% of the enlarged capital in the Company respectively.

      Formal agreement of the above arrangement is subject to approvals by the Board of Directors of the Company and the Chinese government on or before 20 March 2001. However, as of March 31, 2001, the Company has not received any instalment payments and the time period has expired. Management is still negotiating with Baolong and the outcome of which is uncertain.

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

REVENUE AND OPERATING EXPENSES

Revenue from the operations of Ocean Wealth Restaurant, Asian Star Technology Development Limited and Shilong Water World decreased from $370,447 for the three months ended March 31, 2000 to $273,457 for the three months ended March 31, 2001. The decrease was mainly due to a drop in revenue generated from the cafeteria business.

Selling, general and administrative expenses comprised mainly salary, rental expenses, depreciation expenses, commission and promotional expenses. The decrease in these operating expenses from $212,249 for the three months ended March 31, 2000 to $151,177 for the three months ended March 31, 2001 was mainly due to less promotional effort for the merchandising business.

The Company disposed of its investment in Shilong Town Project and recognised a net gain on disposal in the first quarter 2000. The Company has no such gain on disposal for the three months ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company generated positive cash flows of $41,004 for the three months ended March 31, 2001. The Company's major sources of revenue were generated from the operations of the cafeteria business of $235,002 and contracting income from the Water Park of $24,200 for the three months ended March 31, 2001. The Company's ongoing operations have been substantially dependent on financing from a shareholder.

As of March 31, 2001, the Company's total assets and total liabilities were $5,290,037 and $2,532,885 respectively.

The Company's investment portfolio comprised the following as of March 31, 2001:

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



FINANCIAL POSITIONS AS OF MARCH 31, 2001 AS COMPARED TO MARCH 31, 2000


                                                                                   MARCH 31, 2000     MARCH 31, 2001
                                                                                      (UNAUDITED)        (UNAUDITED)

ASSETS                                                                NOTES

CURRENT ASSETS
        Cash and cash equivalents                                                       $ 112,788      $      41,004
        Prepayments                                                                       326,245            279,235
        Inventories                                                      1                  9,030             18,672
        Other assets                                                     2              1,073,410             47,100
                                                                                ------------------------------------
            Total current assets                                                        1,521,473            386,011

Goodwill                                                                                   86,983             78,285
Investment                                                               3                      -          9,938,160
Less : Provision for diminution in value of investment                                          -         (9,938,160)
Land usage rights, land improvement and construction in-progress         4              6,130,628          2,422,382
Property and equipment, net                                              5              1,698,910          2,403,359
                                                                                ------------------------------------
Total assets                                                                            9,437,994          5,290,037
                                                                                ====================================


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
        Due to a shareholder                                                            1,045,926          1,211,576
        Accounts payable                                                                  681,228            731,575
        Other payables and accrued expenses                                               607,444            589,734
                                                                                ------------------------------------

            Total current liabilities                                                   2,334,598          2,532,885

SHAREHOLDERS' EQUITY
Paid-in capital                                                          6              9,030,929         19,515,479
Accumulated deficit                                                                    (1,927,533)       (16,758,327)
                                                                                ------------------------------------

             Total shareholders' equity                                                 7,103,396          2,757,152
                                                                                ------------------------------------


Total liabilities and shareholders' equity                                             $9,437,994         $5,290,037
                                                                                ====================================


NOTE 1      INVENTORIES

Inventories as of March 31, 2000 and March 31, 2001 increased from $9,030 to $18,672. The increase was mainly due to increase in inventories for highly coveted China Space souvenir products for one of the company's subsidiary, Asian Star Technology Development Limited.

NOTE 2      OTHER ASSETS

For the three months ended March 31, 2000, other assets comprised mainly receivables for sales of Shilong Town Project of $1,028,520. No such receivables as of March 31, 2001.

NOTE 3      INVESTMENT

As detailed in the MD&A recent developments (a) (i), a full provision of $9,938,160 has been made for the Company's investment in HHI. No such provision was made during the three months ended March 31, 2000.

NOTE 4      LAND USAGE RIGHTS, LAND IMPROVEMENT AND CONSTRUCTION IN PROGRESS

Following the disposal of Shilong Town Projects and Shilong Town Hall, the total costs for land usage rights, land improvement and construction in progress decreased from $6,130,628 as of March 31, 2000 to $2,422,382 as of March 31, 2001. The costs carried forward were related to the development costs for Maple City Project.

NOTE 5      PROPERTY AND EQUIPMENT

The increase in property and equipment was mainly due to additions to building premises and facilities for the Water Park during the twelve months period ended March 31, 2001.

NOTE 6      PAID IN CAPITAL

As of March 31, 2000, there were 13,267,390 shares issued for a total paid in capital of $9,030,929. The increase in paid in capital to 15,746,015 shares of $19,515,479 as of March 31, 2001 comprised the following:

- Common stock issued for options exercised          $   162,500
- Stock issued for acquisition of HHI                $ 9,288,000
- Stock issued for consultancy services              $   127,050
- Notional compensation for stock options            $   787,000
- CEO notional compensation                          $   120,000
                                                     -----------
                                                     $10,484,550
                                                     ===========

FINANCIAL POSITIONS AS OF MARCH 31, 2001 AND DECEMBER 31, 2000

The Company recorded a loss of $106,207 during the three months period ended March 31, 2001. There has been no significant change in the Company's financial position since December 31, 2000.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               ASIAN STAR DEVELOPMENT INC.



Date:  May 15, 2001                  By: /s/Stephen Chow
                                        --------------------------------
                                        Name:    Stephen Chow
                                        Title:   President