Form 10QSB
period 2001-06-30
ASIAN STAR DEVELOPMENT INC /NV
filed 2001-08-13
CIK 1046883

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

            ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

THERE ARE 15,746,015 SHARES OF COMMON STOCK OUTSTANDING AS OF June 30, 2001

                          ASIAN STAR DEVELOPMENT, INC.




--------------------------------------------------------------------------------


              UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 2001


--------------------------------------------------------------------------------

                          ASIAN STAR DEVELOPMENT, INC.

                                   FORM 10-QSB

                                TABLE OF CONTENTS







PART 1        FINANCIAL INFORMATION


ITEM 1        CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

              Consolidated  Condensed Balance Sheets as of
              December 31, 2000 and unaudited  Consolidated
              Condensed  Balance  Sheets as of June 30, 2001               F - 1

              Unaudited  Consolidated Condensed Statements
              of Operations for the Three and Six Months Ended
              June 30, 2000 and 2001                                       F - 2

              Unaudited  Consolidated Condensed Statements of
              Cash Flows for the Three and Six Months Ended
              June 30, 2000 and 2001                                       F - 3

              Notes to Consolidated Condensed Financial Statements   F - 4 to 13


ITEM 2        MANAGEMENT'S DISCUSSION AND ANALYSIS

Signautes


                          ASIAN STAR DEVELOPMENT, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            (EXPRESSED IN US DOLLARS)

                                                                                DECEMBER 31,       JUNE 30,
                                                                                    2000             2001
                                                                NOTES            (AUDITED)       (UNAUDITED)
ASSETS

CURRENT ASSETS
        Cash and cash equivalents                                            $     114,832       $     4,035
        Prepayments                                                                273,211           272,681
        Inventories                                                                 20,123            18,023
        Other receivables                                          2                     -           816,750
        Other assets                                               3                45,888            40,621
                                                                          ----------------- ------------------

            Total current assets                                                   454,054         1,152,110

Goodwill                                                           4                80,459            76,109
Investment                                                         3                     -                 -
Long term receivables                                              2                     -           272,250
Land usage rights                                                  5                     -                 -
Land improvement                                                   5             1,876,701         1,876,701
Construction in-progress                                           5               545,681           545,681
Property and equipment, net                                        6             2,458,700           335,908
                                                                          ----------------- ------------------

Total assets                                                                     5,415,595         4,258,759
                                                                          ================= ==================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
        Amount due to a shareholder                                7             1,143,059         1,222,850
        Accounts payable                                                           748,734           145,642
        Other payables                                                             398,784           374,391
        Accrued expenses                                                           261,659           271,476
                                                                          ----------------- ------------------

            Total current liabilities                                            2,552,236         2,014,359

COMMITMENTS AND CONTINGENCIES                                      7                     -                 -

SHAREHOLDERS' EQUITY Common stock, $0.001 par value:
        25,000,000 shares authorized, 15,746,015 shares                             15,746            15,746
        issued and outstanding as of June 30, 2001 and
        December 31, 2000
Additional paid-in capital                                         8            19,499,733        19,499,733
Accumulated deficit                                                            (16,652,120)      (17,271,079)
                                                                          ----------------- ------------------

             Total shareholders' equity                                          2,863,359         2,244,400
                                                                          ----------------- ------------------

Total liabilities and shareholders' equity                                    $  5,415,595      $  4,258,759
                                                                          ================= ==================

The accompanying notes are an integral part of these consolidated condensed financial statements.



                          ASIAN STAR DEVELOPMENT, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                            (EXPRESSED IN US DOLLARS)


                                                 THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                      JUNE 30,                                JUNE 30,

                                               2000               2001                2000               2001
                                           --------------------------------       ---------------------------------
                                NOTES        (UNAUDITED)       (UNAUDITED)          (UNAUDITED)        (UNAUDITED)

Revenue, net                      9     $       254,811     $      299,990      $      625,258     $      573,447

Cost of sales                                  (296,554)          (250,539)           (675,688)          (479,680)
                                          ---------------------------------       ---------------------------------

Gross profit / (loss)             9             (41,743)            49,451             (50,430)            93,767

Selling, general and
     administrative expenses                   (195,667)          (175,688)           (407,916)          (326,865)

Other income/(loss), net          2             (43,701)          (386,515)            419,362           (385,861)
                                          ---------------------------------       ---------------------------------

Loss before income tax                         (281,111)          (512,752)            (38,984)          (618,959)

Income tax                        10                  -                  -                   -                  -
                                          ---------------------------------       ---------------------------------

Net loss                                $      (281,111)    $     (512,752)     $      (38,984)    $     (618,959)
                                          =================================       =================================

Loss per share  -- basic and
     diluted                            $        (0.018)    $       (0.033)      $      (0.003)    $       (0.039)
                                          ---------------------------------       ---------------------------------

Weighted average number of
     shares outstanding                      15,308,769         15,746,015          14,267,453         15,746,015
                                          ---------------------------------       ---------------------------------

The accompanying notes are an integral part of these consolidated condensed financial statements.



                          ASIAN STAR DEVELOPMENT, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (EXPRESSED IN US DOLLARS)
                                                                              FOR THE SIX MONTHS ENDED
                                                                                       JUNE 30,
                                                                             2000                  2001
                                                                       ----------------------------------------

                                                                          (UNAUDITED)           (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                             $       (38,984)        $    (618,959)
Adjustments to reconcile net loss to
   net cash (used in)/provided by operating activities
      Depreciation and amortisation                                             116,069               102,679
          (Gain)/loss on disposal of subsidiaries                              (417,138)              404,890
      Changes in operating assets and liabilities:
         Prepayments                                                           (151,359)               (6,973)
         Inventories                                                             (2,744)                2,100
         Other assets                                                          (694,106)                5,267
         Accounts payable                                                       818,019               (64,654)
         Other payables                                                         252,447               (24,393)
         Accrued expenses                                                         5,760                 9,817
                                                                       ----------------------------------------

NET CASH USED IN OPERATING ACTIVITIES                                          (112,036)             (190,226)

CASH FLOWS FROM INVESTING ACTIVITIES
  Payments for investment                                                      (665,501)                    -
  Payments  for  capitalized  overhead  costs in  connection  with              (20,208)                    -
   construction
  Purchases of construction materials and fixed assets                       (1,332,141)                 (362)
  Proceeds from disposal of subsidiaries                                      1,028,520                     -
                                                                       ----------------------------------------

NET CASH (USED IN)/PROVIDED BY INVESTING ACTIVITIES                            (989,330)                 (362)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock subscription                                         225,000                     -
Advances from a shareholder                                                     897,246                79,791
                                                                       ----------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                     1,122,246                79,791

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                             20,880              (110,797)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  5,628               114,832
                                                                       ----------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $       26,508       $         4,035
                                                                       ========================================

     SUPPLEMENTAL DISCLOSURE OF SIGNIFICANT NON CASH TRANSACTION
     Issuance of 2,313,625 common stocks for acquiring equity
     interest in an investment (Note 3)                                       9,288,000                     -
                                                                       ========================================

MAJOR NON-CASH TRANSACTIONS
During the period ended June 30, 2001, the Company disposed of its investment in Shilong Water World Project as detailed in Note 2.

The accompanying notes are an integral part of these consolidated condensed financial statements.

                          ASIAN STAR DEVELOPMENT, INC.

              Notes to Consolidated Condensed Financial Statements


NOTE 1   -     BASIS OF PRESENTATION

The accompanying consolidated financial statements as of December 31, 2000 and June 30, 2001 and for the three and six months ended June 30, 2000 and 2001, of Asian Star Development, Inc and its subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States. All significant inter-company balances have been eliminated on consolidation. The balance sheet as of December 31, 2000 was derived from audited financial statements included in the Company's Form 10-K for the year ended December 31, 2000 (the "Form 10-K"). The financial statements at June 30, 2001 and for the three and six months ended June 30, 2000 and 2001 have not been audited by independent accountants. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulation of the U.S. Securities and Exchange Commission. However, the Company believes that the disclosures included in the accompanying quarterly financial statements and footnotes are adequate to make the information presented not misleading. These quarterly financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

The consolidated financial statements are reported in US Dollars ("$").

In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2001, results of operations and cash flows for the three and six months ended June 30, 2000 and 2001, have been made. However, these results are not necessarily indicative of the operating results for any other interim period or for the full year.

The Company and its subsidiaries suffered losses of $618,959 for the six months ended June 30, 2001 and had negative working capital as of June 30, 2001. Historically, one of the Company's directors and major shareholders provided the Company with substantial sources of finance for the operations of the Company.

One of the directors and also a major shareholder intends to provide continuing financial support so as to enable the Company to meet its liabilities as and when they fall due and carry on its business without a significant curtailment of operations for the foreseeable future. The directors believe that the Company will continue as a going concern and consequently have prepared the financial statements on a going concern basis.

                          ASIAN STAR DEVELOPMENT, INC.

              Notes to Consolidated Condensed Financial Statements


NOTE 2   -     OTHER RECEIVABLES, LONG TERM RECEIVABLES AND OTHER INCOME/(LOSS)

The Company disposed of its investment in Shilong Water World Project to Dongguan Shilong Properties Limited on June 15, 2001 at a cash consideration of $1,089,000 and debts assignment to the purchaser of $538,438 totaling $1,627,438. Dongguan Shilong Properties Limited will pay an upfront consideration of $544,500 and the balance will be repaid by six equal installments from July 1, 2001 to June 30, 2003. The Company recognized a net loss on disposal of this investment of $404,890. Details of the disposal are as follows:

   Consideration
   Receivables           - current portion                      816,750
                         - long term portion                    272,250
   Debts assumed by purchaser                                   538,438
                                                 -----------------------
   Total consideration                                        1,627,438
   Less: Book value of net assets disposed                   (2,032,328)
                                                 -----------------------
   Loss on disposal                                            (404,890)
                                                 =======================


NOTE 3   -     OTHER ASSETS AND INVESTMENT

On March 28, 2000, the Company and a subsidiary company, Asian Star (Hong Kong) Limited entered into various agreements with Harmonic Hall Investment Holdings Ltd, ("HHI"), whereby the Company and the subsidiary company acquired approximately 52% of the outstanding common stock of HHI for 2,313,625 shares of the Company's Restricted Common Stock with par value $.001 and cash of $650,160. The consummation date of the transaction was April 15, 2000.

As of June 30, 2000, the subsidiary company paid cash of $650,160 and issued 2,313,625 shares of the Company's Restricted Common Stock at a fair value of $9,288,000. The fair value of the Restricted Common Stock at approximately $4 per share was determined based on the 7 days weighted average trading share prices quoted on the stock exchange prior to the consummation date of the transaction.

                                                     As of               As of
                                              December 31,            June 30,
                                                      2000                2001

   Investment, at cost                           9,288,000           9,288,000
   Advances to HHI                                 650,160             650,160
                                         ------------------- ------------------
   Total investment                              9,938,160           9,938,160
   Less: Provision for diminution
         in value of investment                 (9,938,160)         (9,938,160)
                                         ------------------- ------------------
                                                         -                   -
                                         =================== ==================

                          ASIAN STAR DEVELOPMENT, INC.

              Notes to Consolidated Condensed Financial Statements


NOTE 3   -     OTHER ASSETS AND INVESTMENT (CONTINUED)

In addition to the above, the Company advanced a sum of approximately $323,000 to HHI for its working capital. The advance has no specific terms of repayment and is recorded as other assets. As detailed in the following paragraphs, a full provision of $323,000 has been made in the financial statements for the advances.

                                                   As of               As of
                                            December 31,            June 30,
                                                    2000                2001

  Other assets                                   368,888             363,621
  Less: Provision for diminution
        in value                                (323,000)           (323,000)
                                       ------------------- ------------------
  Other assets, net                               45,888              40,621
                                       =================== ==================

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

HHI and the director of HHI have made counter claims against the Company and its subsidiary company for breach of the various agreements. Based on the information pleaded in the pleadings filed and served and the instructions obtained by the Company's legal counsel, the counsel is of the view that, whilst it appears HHI and the director of HHI managed to disclose a PRIMA FACIE defence, the claims against them have good prospects.

                          ASIAN STAR DEVELOPMENT, INC.

              Notes to Consolidated Condensed Financial Statements


NOTE 3   -     OTHER ASSETS AND INVESTMENT (CONTINUED)

Management considers that the Company and its subsidiary company have a strong case against HHI and the director of HHI. One of the subsidiary companies of HHI was under a winding up order in April 2001. Although management is not sure whether HHI and the director of HHI have the financial ability to return the cost of investment and advances under the various agreements, management considers that the chances of an unfavourable outcome to the litigation, significant contingent liabilities and losses as a result of the litigation are remote. However, full provisions for diminution in value of investment of $9,938,160, and the advances of $323,000, in all totaling $10,261,160, have been made.

The suit is currently still in progress and no judgement has been issued.


NOTE 4   -     GOODWILL

In January 2000, the Company acquired 100% of the equity interest of two Hong Kong companies owned by an officer of the Company. The principal activities of these companies are the operation of a cafeteria business. Goodwill represents the excess of consideration given over the fair value of the net assets of the acquired companies at the date of acquisition. The carrying amount of goodwill is amortised over a period of 10 years on a straight-line basis.

Consideration    *                                        $        445,162
Less: Fair value of net assets acquired                           (358,179)
                                                        ---------------------

Goodwill                                                            86,983
Less: Amortisation                                                 (10,874)
                                                        ---------------------

                                                         $          76,109
                                                        =====================

* The Company issued 261,860 of the Company's Restricted Common Stock valued at $1.7 per share as consideration.

                          ASIAN STAR DEVELOPMENT, INC.

              Notes to Consolidated Condensed Financial Statements


NOTE 5   -     LAND USAGE RIGHT, LAND IMPROVEMENT AND CONSTRUCTION IN PROGRESS

MAPLE CITY (LAND OCCUPANCY TERM: 70 YEARS)

The Maple City project, which is being developed by the Company, comprises three parcels of land which are close to each other. The land usage rights certificates of the Maple City project stipulate a lease term of 70 years commencing from 1993 and the total area is approximately 74,000 square meters. The land was contributed by a local Chinese partner to the Company at no consideration. It was the original intention of the Company to build a hotel, commercial and entertainment complex on these parcels of land. Certain concrete structural work of the project was completed in 1999.

During the six months ended June 30, 2001, no construction costs were incurred for this project as management prefers to hold the project development until a recovery of the property market in China. Management considers that there is no impairment in the carrying value of the project.

Land usage rights, land improvement and construction in progress comprise the following:

                                               As of                   As of
                                   December 31, 2000           June 30, 2001
                                --------------------- -----------------------

   Land usage rights                               -                       -
   Land improvement                        1,876,701               1,876,701
   Construction in progress                  545,681                 545,681
                                --------------------- -----------------------

                                          $2,422,382              $2,422,382
                                ===================== =======================

                          ASIAN STAR DEVELOPMENT, INC.

              Notes to Consolidated Condensed Financial Statements


NOTE 6   -     PROPERTY AND EQUIPMENT, NET


                                                         Cost              Accumulated                Net book
                                                                          depreciation                   value
                                                            $                        $                       $

As of December 31, 2000                             2,782,076                  323,376               2,458,700
Add: Additions                                            362                        -                     362
                                             ------------------       -----------------       -----------------

                                                    2,782,438                  323,376               2,459,062

Less: Disposal of Water World
           (note 2)                                (2,295,147)                (270,322)             (2,024,825)
Add: Depreciation for the period                            -                   98,329                 (98,329)
                                             ------------------       -----------------       -----------------

As of June 30, 2001                                   487,291                  151,383                 335,908
                                             ==================       =================       =================



NOTE 7   -     COMMITMENTS AND CONTINGENCIES

Based on the joint venture contract and agreement with a local Chinese partner, the Company entered into the Maple City Project in China in year 1997. Details of the current status of the project are as follows:

                 Total Investment
                      Per Project             Costs     Years Remaining to
                    Per Agreement       Incurred to     Complete the Project Per
Project               or Contract     June 30, 2001     Agreement or Contract
--------------------------------------------------------------------------------
                                        (unaudited)

Maple City             38,000,000         2,422,382     No fixed period
                     ------------      ------------

FINANCING RESOURCE DEPENDENCY

The operating activities of the Company were substantially financed by one of the Company's directors through either capital infusion or loans, and funds raised.

Management believes that the completion of the Company's projects on a timely basis will depend significantly on additional funding available to the Company through debt and/or equity financing in the near future and a recovery of the property market in China. There will be no assurance that such financing will be available, or if so, at terms beneficial to the Company.

                          ASIAN STAR DEVELOPMENT, INC.

              Notes to Consolidated Condensed Financial Statements


NOTE 8   -     COMMON STOCK, ADDITIONAL PAID-IN CAPITAL

The Company did not issue any Common Stock or options during the six months ended June 30, 2001. All share options granted to employees and consultants previously have expired as of June 30, 2001.


NOTE 9   -     SEGMENTAL INFORMATION



                                                Six months ended          Six months ended
                                                   June 30, 2000             June 30, 2001

REVENUE
Operating income from Cafeteria business                 613,158                   505,929
Contracting income from Water World                       12,100                    48,400
Others                                                         -                    19,118
                                                -----------------        ------------------
                                                         625,258                   573,447
                                                -----------------        ------------------

GROSS (LOSS) / PROFIT CONTRIBUTION
Cafeteria business                                       (62,530)                   29,599
Water World                                               12,100                    48,400
Others                                                         -                    15,768
                                                -----------------        ------------------
                                                         (50,430)                   93,767
                                                -----------------        ------------------


                                                  As of December            As of June 30,
                                                        30, 2000                      2001
TOTAL ASSETS
Cafeteria business                                       564,297                   488,447
Water World                                            2,192,807                         -
Maple City                                             2,443,822                 2,443,822
Holding company                                            5,929                 1,136,507
Others                                                   208,740                   189,983
                                                -----------------        ------------------
                                                       5,415,595                 4,258,759
                                                -----------------        ------------------

TOTAL LIABILITIES
Cafeteria business                                       185,205                   171,515
Water World                                            1,014,968                         -
Holding company                                        1,222,603                 1,652,271
Others                                                   129,460                   190,573
                                                -----------------        ------------------
                                                       2,552,236                 2,014,359
                                                -----------------        ------------------

                          ASIAN STAR DEVELOPMENT, INC.

              Notes to Consolidated Condensed Financial Statements


NOTE 10  -     INCOME TAXES

No corporate income tax has been provided for the year ended December 31, 2000 and six months ended June 30, 2001 as the Company suffered tax losses for the year/period and has no taxable profits.

The Company and its subsidiaries account for income taxes using the asset and liability method, which require an entity to recognize deferred tax liabilities and assets. A full valuation allowance was provided due to the uncertainty that deferred tax benefits will be realized in future years.


NOTE 11  -     OTHER PROJECTS

A)      SUPERPORT PROJECT

        On January 25, 2000, the Company entered into a joint venture agreement to acquire an existing LPG cylinder manufacturing plant and an associated LPG bottling plant in the State of Kelantan, Malaysia. The Project also includes an exclusive right to install a deep-water port for tankers. The total project cost was projected to be approximately $2.3 billion. As the required approval from the Foreign Investment Consulate of the Malaysian Government to develop this project has not yet been obtained, management considers that this project is unable to proceed any further and is in process of preparing documentation to cancel the agreement. All costs related to this project were written off.

B)      "6-12" CONVENIENCE STORE CHAIN

        In September, 1998, the Company entered into a letter of intent with Lin Tao Ge, an unrelated third party, to form a new Hong Kong corporation to acquire 100% of the total issued and outstanding shares of two China corporations, Super Shopping Channels Ltd. and Beijing Kinetic Sales Network Limited.

        No cost has been incurred on this project as at June 30, 2001. As the Company has no firm commitment for this project, management no longer considers to proceed with this project.

C)      SHANGHAI BAOLONG PHARMACEUTICAL CO LTD

        In March 2001, the Company signed a letter of intent to merge with Shanghai Baolong Pharmaceutical Co. Ltd. ("Baolong"), a pharmaceutical company located in Technological Development Zone in Shanghai, China.

        As no formal agreement was entered by both parties before the specified time period, management will not proceed any further with this project.

                          ASIAN STAR DEVELOPMENT, INC.

              Notes to Consolidated Condensed Financial Statements


NOTE 12  -     RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued the Statement of Financial Accounting Standard No. 141 (SFAS 141), BUSINESS COMBINATION, Statement of Financial Accounting Standard No. 142 (SFAS 142), GOODWILL AND OTHER INTANGIBLE ASSETS, and Statement of Financial Accounting Standard No. 143 (SFAS 143), ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS.

SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting and prohibits the use of the pooling-of-interests (pooling) method. Under SFAS 141, negative goodwill is allocated as a pro rata reduction of the amounts that otherwise would have been assigned to all of the acquired assets, other than certain assets. Any excess remaining after reducing those assets to zero is recognized as an extraordinary gain. SFAS 141 is effective for all business combinations initiated after June 30, 2001 and applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001 (that is, the date of acquisition is July 1, 2001, or later). The company is still evaluating the impact of this new standard on its historical financial statements.

SFAS 142 supersedes APB Opinion No. 17 (APB 17), INTANGIBLE ASSETS, and carries forward the provisions in APB 17 related to internally developed intangible assets. Under SFAS 142, goodwill is not amortized but is tested for impairment at least annually at the reporting unit level. Impairment loss equivalent to the excess of carrying amount of goodwill over its implied fair value is recognized only if the fair value of the reporting unit is less than its carrying amount. SFAS 142 also requires a recognized intangible asset to be amortized over its useful life and reviewed for impairment in accordance with Statement of Financial Accounting Standard No. 121 (SFAS 121), ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. Under SFAS 142, a recognized intangible asset with an indefinite useful life is not amortized until its life is determined to be no longer indefinite and this intangible asset is tested for impairment annually and on an interim basis if an event or circumstance occurs between annual tests indicating that the asset might be impaired. SFAS 142 should be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The provisions of this Statement initially should be applied at the beginning of a fiscal year and retroactive application is not permitted. The company is still evaluating the impact of this new standard on its historical financial statements.

                          ASIAN STAR DEVELOPMENT, INC.

              Notes to Consolidated Condensed Financial Statements


SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The company is still evaluating the impact of this new standard on its historical financial statements.


NOTE 13  -     SUBSEQUENT EVENTS

On July 6, 2001, a wholly owned subsidiary of the Company, Honpar International Holdings Limited, entered into an agreement with 3GEN Systems of Toronto, Canada to acquire 25% of the total issued shares of 3GEN System. 3 GEN systems is a software technology company which develops and deploys technology-driven solutions for small and medium sized business. Conway Chow, the managing director and sole owner of 3 GEN systems, is the son of Stephen Chow, a director of the Company.

As consideration, the Company will issue 1,500,000 of the Company's Restricted Common Stock value at $0.10 per share. The fair value of the Restricted Common Stock was determined on the weighted average trading share prices quoted on the stock exchange.

                          ASIAN STAR DEVELOPMENT, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


LIMITED OPERATING HISTORY; ACCUMULATED DEFICIT; NEED FOR ADDITIONAL CAPITAL

There is limited historical financial information about the Company upon which to base an evaluation of the Company's performance or to make a decision regarding an investment in shares of Company's Common Stock. The Company has an accumulated deficit of $17,271,079 as of June 30, 2001. The Company's cash and cash equivalents decreased from $114,832 at December 31, 2000 to $4,035 at June 30, 2001


RECENT DEVELOPMENTS

A)    LAWSUIT

Harmonic Hall Investment Holdings Ltd.("HHI")

On March 28, 2000, the Company entered into agreements with Harmonic Hall Investment Holdings Ltd. ("HHI"), whereby the Company acquired approximately 52% of the outstanding common stock of HHI for 2,313,625 shares of the Company's Restricted Common Stock at par value $.001 and cash of $650,160. The consummation date of the transaction was on April 15, 2000.

As of June 30, 2000, the Company paid cash of $650,160 and issued 2,313,625 shares of the Company's Common Stock at a fair value of $9,288,000 which have been accounted for as an investment in the accounts at cost. The fair value of Restricted Common Stock was determined based on the average trading share prices quoted on the stock exchange.

In addition to the above, the Company had advanced a sum of approximately $323,000 to a subsidiary of HHI for its working capital. The advance has no specific terms of repayment and is recorded as other assets.

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

Management considers that it is unable to determine the outcome of the lawsuit and is unable to estimate the loss, if any. However, a full provision totaling $10,261,160 has been made for any diminution in value of the investment and advances to HHI. There were no changes in the assessment of outcome of the litigation by management during the six months ended June 30, 2001.


B)    VARIOUS PROJECTS

(i)   Superport Project

      On January 25, 2000, the Company entered into a joint venture agreement to acquire an existing LPG cylinder manufacturing plant and an associated LPG bottling plant in the State of Kelantan, Malaysia. The Project also includes an exclusive right to install a deep-water port for tankers. The total project cost was projected to be approximately $2.3 billion. As the required approval from the Foreign investment consulate of the Malaysian Government to develop this project has not yet been obtained, management considers that this project is unable to proceed any further and is in process of preparing documentation to cancel the agreement. All costs related to this project were written off.

(ii)  6-12 Convenience Store Chain, PRC

      In September, 1998, the Company entered into a letter of intent with Lin Tao Ge, an unrelated third party, to form a new Hong Kong corporation to acquire 100% of the total issued and outstanding shares of two China corporations, Super Shopping Channels Ltd. and Beijing Kinetic Sales Network Limited.

      No cost was incurred on this project as at June 30, 2001. As the Company has no firm commitment for this project, management no longer considers to proceed with this project.

(iii) Shanghai Baolong Pharmaceutical Co Ltd

      In March 2001, the Company signed a letter of intent to merge with Shanghai Baolong Pharmaceutical Co Ltd ("Baolong"), a pharmaceutical company located in Technological Development Zone in Shanghai, China.

      As no formal agreement was entered by both companies before the specified time period, management will not proceed any further with this project.

C)    SUBSEQUENT EVENTS

      On July 6, 2001, a wholly owned subsidiary of the Company, Honpar International Holdings Limited, entered into an agreement with 3GEN Systems of Toronto, Canada to acquire 25% of the total issued shares of 3GEN System. 3 GEN systems is a software technology company which develops and deploys technology-driven solutions for small and medium sized business. Conway Chow, the managing director and sole owner of 3 GEN systems, is the son of Stephen Chow, a director of the Company.

      As consideration, the Company will issue 1,500,000 of the Company's Restricted Common Stock value at $0.10 per share. The fair value of the Restricted Common Stock was determined on the weighted average trading share prices quoted on the stock exchange.

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

REVENUE AND OPERATING EXPENSES

Revenue from the operations of Ocean Wealth Restaurant, Asian Star Technology Development Limited and Shilong Water World increased by $45,179, a 17.7% increase from $254,811 for the three months ended June 30, 2000 to $299,990 for the three months ended June 30, 2001. The increase was mainly due to increases in cafeteria revenue by $28,216 or 11.6%, Water World contracting service revenue by $12,100, or 100% and souvenir merchandising business by $4,863 or 100%.

Selling, general and administrative expenses comprised mainly salary, rental expenses, depreciation expenses, commission and promotional expenses. The decrease in these operating expenses from $195,667 for the three months ended June 30, 2000 to $175,688 for the three months ended June 30, 2001 was mainly due to cost reductions and productivity improvements.

The Company disposed of its investment in Shilong Water World Project to Dongguan Shilong Properties Limited on June 15, 2001 at a total consideration of $1,627,438. A net loss on disposal of $404,890 was recognized. Details of the disposal are as follows:

Sales consideration                                    $        1,627,438
Less : Book value of net assets disposed                       (2,032,328)
                                                     ---------------------
Loss on disposal                                                 (404,890)
                                                     =====================

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

REVENUE AND OPERATING EXPENSES

Revenue from the operations of Ocean Wealth Restaurant, Asian Star Technology Development Limited and Shilong Water World decreased by $51,811, a 8.2% decrease from $625,258 for the six months ended June 30, 2000 to $573,447 for the six months ended June 30, 2001. The decrease was mainly due to a drop in cafeteria business income by $107,229 which was set off by increase in Water World contracting service revenue of $36,300.

Selling, general and administrative expenses comprised mainly salary, rental expenses, depreciation expenses, commission and promotional expenses. The decrease in operating expenses from $407,916 for the six months ended June 30, 2000 to $326,865 for the six months ended June 30, 2001 was mainly due to reduced promotional efforts for the souvenir merchandising business, cost reductions and productivity improvements.

Other income/loss primarily resulted from a loss on disposal of investment in Shilong Water World Project to Dongguan Shilong Properties Limited of $404,890 for the six months ended June 30, 2001. During the six months ended June 30, 2000, there was a gain on disposal of the 80% equity interest in Dongguan Dragon Villa Limited and Dongguan Dragon Entertainment Centre Limited of $417,138.

LIQUIDITY AND CAPITAL RESOURCES

The Company generated cash flows of $4,035 for the six months ended June 30, 2001. The Company's major sources of revenue were generated from the operations of the cafeteria business of $505,929 and contracting income from the Water Park of $48,400 for the six months ended June 30, 2001. The Company's ongoing operations have been substantially dependent on financing from a shareholder.

As of June 30, 2001, the Company's total assets and total liabilities were $4,258,759 and $2,014,359 respectively.

The Company's investment portfolio comprised the following as of June 30, 2001:

PROJECT / SUBSIDIARY                        BUSINESS NATURE

Maple City                                  Property Development
Ocean Wealth Restaurant                     Cafeteria Business
Asian Star Technology Development Ltd       Souvenir Merchandising and
                                            International agent for the
                                            Chinese Academy of Space Technology

FINANCIAL POSITION AS OF JUNE 30, 2001 AS COMPARED TO JUNE 30, 2000



                                                                                    JUNE 30,          JUNE 30,
                                                                                        2000              2001
                                                                                 (UNAUDITED)       (UNAUDITED)

ASSETS                                                            NOTES

CURRENT ASSETS
        Cash and cash equivalents                                                $    26,508   $         4,035
        Prepayments                                                                  284,418           272,681
        Inventories                                                  1                 6,649            18,023
        Other assets                                                                       -            40,621
        Other receivables                                            2               737,796           816,750
                                                                            ----------------- -----------------

            Total current assets                                                   1,055,371         1,152,110

Goodwill                                                                              84,809            76,109
Investment                                                           3             9,953,501         9,938,160
Less : Provision for diminution in value of investment                                     -        (9,938,160)
Long term receivables                                                2                     -           272,250
Land usage rights, land improvement and construction in-progress     4             6,125,404         2,422,382
Property and equipment, net                                          5             2,624,237           335,908
                                                                            ----------------- -----------------

Total assets                                                                      19,843,322         4,258,759
                                                                            ================= =================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
        Amount due to a shareholder                                                1,611,450         1,222,850
        Accounts payable                                                           1,360,840           145,642
        Other payables and accrued expenses                                          598,247           645,867
                                                                            ----------------- -----------------

            Total current liabilities                                              3,570,537         2,014,359

SHAREHOLDERS' EQUITY
Paid-in capital                                                      6            18,481,429        19,515,479
Accumulated deficit                                                               (2,208,644)      (17,271,079)
                                                                            ----------------- -----------------

             Total shareholders' equity                                           16,272,785         2,244,400
                                                                            ----------------- -----------------


Total liabilities and shareholders' equity                                     $  19,843,322      $  4,258,759
                                                                            ================= =================


NOTE 1         INVENTORIES

Inventories as of June 30, 2000 and June 30, 2001 increased from $6,649 to $18,023. The increase was mainly due to an increase in inventories for China Space souvenir products carried by one of the company's subsidiaries, Asian Star Technology Development Limited.

NOTE 2         OTHER RECEIVABLES AND LONG TERM RECEIVABLES

Other receivables and long term receivables as of June 30, 2001 comprise receivables for sales of Shilong Water World Project of $1,089,000.

NOTE 3         INVESTMENT

As detailed in the MD&A recent developments (a) (i), a full provision of $9,938,160 has been made for the Company's investment in HHI. No such provision was made during the six months ended June 30, 2000.

NOTE 4         LAND USAGE RIGHTS, LAND IMPROVEMENT AND CONSTRUCTION IN PROGRESS

Following the disposal of Shilong Town Projects and Shilong Town Hall, the total costs for land usage rights, land improvement and construction in progress decreased from $6,125,404 as of June 30, 2000 to $2,422,382 as of June 30, 2001.
The costs carried forward were related to the development costs for Maple City Project.

NOTE 5         PROPERTY AND EQUIPMENT

The decrease in property and equipment was mainly due to the disposal of Shilong Water World Project of $2,024,825.

NOTE 6         PAID IN CAPITAL

As of June 30, 2000, there were 15,711,015 shares issued for a total paid in capital of $18,481,429. The increase in paid in capital to 15,746,015 shares of $19,515,479 as of June 30, 2001 comprised the following:

- Stock issued for consultancy services                             $ 127,050
- Notional compensation for stock options                           $ 787,000
- CEO notional compensation                                         $ 120,000

                                                            ------------------
                                                                 $  1,034,050
                                                            ------------------

FINANCIAL POSITION AS OF JUNE 30, 2001 AS COMPARED TO DECEMBER 31, 2000

The Company recorded a loss of $618,959 during the six months period ended June 30, 2001.

TOTAL ASSETS

The decrease in total assets was mainly due to disposal of assets of Shilong Water World Project.

TOTAL LIABILITIES

The decrease in total liabilities was mainly due to debts assignment of $538,438 to the purchaser which was part of the consideration for disposal of Shilong Water World Project.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               ASIAN STAR DEVELOPMENT INC.



Date:  August 13, 2001                  By: /s/STEPHEN CHOW
                                        --------------------------------
                                        Name:    Stephen Chow
                                        Title:   President