Form 10QSB
period 2001-09-30
ASIAN STAR DEVELOPMENT INC /NV
filed 2001-11-13
CIK 1046883

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

            ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

THERE ARE 17,246,015 SHARES OF COMMON STOCK OUTSTANDING AS OF SEPTEMBER 30, 2001

                          ASIAN STAR DEVELOPMENT, INC.




________________________________________________________________________________



              UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 2001


________________________________________________________________________________

                          ASIAN STAR DEVELOPMENT, INC.

                                   FORM 10-QSB

                                TABLE OF CONTENTS


                                                                            PAGE

PART 1        FINANCIAL INFORMATION


ITEM 1        CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

              Consolidated  Condensed  Balance  Sheet as of
              December  31,  2000 and  unaudited Consolidated
              Condensed Balance Sheet as of September 30, 2001             F - 1

              Unaudited  Consolidated Condensed Statements
              of Operations for the Three and Nine Months
              Ended September 30, 2000 and 2001                            F - 2

              Unaudited  Consolidated Condensed Statements
              of Cash Flows for the Nine Months Ended
              September 30, 2000 and 2001                                  F - 3

              Notes to Consolidated Condensed Financial
              Statements                                             F - 4 to 12


ITEM 2        MANAGEMENT'S DISCUSSION AND ANALYSIS



                          ASIAN STAR DEVELOPMENT, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            (EXPRESSED IN US DOLLARS)

                                                                    DECEMBER 31,     SEPTEMBER 30,
                                                                            2000              2001
                                                           NOTE        (AUDITED)       (UNAUDITED)

ASSETS

CURRENT ASSETS
        Cash and cash equivalents                                   $    114,832      $     34,236
        Prepayments                                                      273,211           293,030
        Inventories                                                       20,123            14,622
        Other receivables                                    2                 -           272,250
        Other assets                                         3            45,888            41,336
                                                                    ------------      ------------
            Total current assets                                         454,054           655,474

Goodwill                                                     4            80,459            73,935
Investment                                                   3                 -           150,000
Long term receivables                                        2                 -           272,250
Land improvement                                             5         1,876,701         1,876,701
Construction in progress                                     5           545,681           545,681
Property and equipment, net                                  6         2,458,700           313,684
                                                                    ------------      ------------

Total assets                                                           5,415,595         3,887,725
                                                                    ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
        Amount due to a shareholder                          1         1,143,059         1,011,912
        Accounts payable                                                 748,734           136,855
        Other payables                                                   398,784           413,620
        Accrued expenses                                                 261,659           222,570
                                                                    ------------      ------------
            Total current liabilities                                  2,552,236         1,784,957

LONG TERM PAYABLES                                           2                 -            41,925

Total liabilities                                                      2,552,236         1,826,882
                                                                    ============      ============

COMMITMENTS AND CONTINGENCIES                                7

SHAREHOLDERS' EQUITY Common stock, $0.001 par value:
        25,000,000 shares authorized, 17,246,015 and         8            15,746            17,246
        15,746,015 shares issued and outstanding as of
        September 30, 2001 and December 31, 2000
Additional paid-in capital                                   8        19,499,733        19,648,233
Accumulated deficit                                                  (16,652,120)      (17,604,636)
                                                                    ------------      ------------
             Total shareholders' equity                                2,863,359         2,060,843
                                                                    ------------      ------------

Total liabilities and shareholders' equity                          $  5,415,595      $  3,887,725
                                                                    ============      ============


The accompanying notes are an integral part of these consolidated condensed financial statements.




                          ASIAN STAR DEVELOPMENT, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                            (EXPRESSED IN US DOLLARS)


                                                 THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                    SEPTEMBER 30,                          SEPTEMBER 30,

                                               2000               2001                 2000              2001
                                            -----------       -----------           -----------       -----------
                                 NOTE       (UNAUDITED)       (UNAUDITED)           (UNAUDITED)       (UNAUDITED)

Revenue, net                      9         $   337,074       $   270,975           $   962,332       $   844,422

Cost of sales                                  (253,757)         (242,105)             (929,445)         (721,785)
                                            -----------       -----------           -----------       -----------

Gross profit                      9              83,317            28,870                32,887           122,637

Selling, general and
     administrative expenses                   (458,155)         (199,112)             (866,071)         (525,977)

Other loss, net                   10         (1,677,196)         (163,315)           (1,257,834)         (549,176)
                                            -----------       -----------           -----------       -----------

Loss before income tax                       (2,052,034)         (333,557)           (2,091,018)         (952,516)

Income tax                        11                  -                 -                     -                 -
                                            -----------       -----------           -----------       -----------

Net loss                                    $(2,052,034)      $  (333,557)          $(2,091,018)      $  (952,516)
                                            ===========       ===========           ===========       ===========

Loss per share  -- basic and
     diluted                                $    (0.131)      $    (0.021)          $    (0.151)      $    (0.060)
                                            ===========       ===========           ===========       ===========

Weighted average number of
     shares outstanding                      15,711,015        15,974,276            13,825,339        15,822,938
                                            ===========       ===========           ===========       ===========


The accompanying notes are an integral part of these consolidated condensed financial statements.




                          ASIAN STAR DEVELOPMENT, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (EXPRESSED IN US DOLLARS)


                                                                              FOR THE NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                             2000                  2001
                                                                         ------------           -----------
                                                                          (UNAUDITED)           (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                              $(2,091,018)            $(952,516)
Adjustments to reconcile net loss to
   net cash (used in)/provided by operating activities
      Depreciation and amortisation                                          128,043               128,717
         Loss on disposal of subsidiaries                                  1,257,834               572,590
      Changes in operating assets and liabilities:
         Prepayments                                                         (85,643)              (27,322)
         Inventories                                                      (1,270,171)                5,501
         Other assets                                                       (439,834)                4,552
         Accounts payable                                                  1,546,200               (73,441)
         Other payables                                                      162,181               (27,089)
         Accrued expenses                                                      1,233               (39,089)
                                                                         -----------             ---------

NET CASH USED IN OPERATING ACTIVITIES                                       (791,175)             (408,097)

CASH FLOWS FROM INVESTING ACTIVITIES
  Payments for investment                                                   (665,501)                    -
  Payments  for  capitalized  overhead  costs in  connection  with            (9,379)                    -
   construction
  Purchases of construction materials and fixed assets                      (959,266)               (2,002)
  Net proceeds from disposal of subsidiaries                               2,481,586               460,650
                                                                         -----------             ---------

NET CASH PROVIDED BY INVESTING ACTIVITIES                                    847,440               458,648

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock subscription                                      225,000                     -
Repayment by a shareholder                                                   (46,016)             (131,147)
                                                                         -----------             ---------

NET CASH PROVIDED / (USED IN) BY FINANCING ACTIVITIES                        178,984              (131,147)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                         235,249               (80,596)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               5,628               114,832
                                                                         -----------             ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $   240,877             $  34,236
                                                                         ===========             =========

SUPPLEMENTAL DISCLOSURE OF SIGNIFICANT NON CASH INVESTING
   AND FINANCING ACTIVITIES
     Issuance of 2,313,625 common stocks in year 2000 and
     1,500,000 common stocks in year 2001 for acquiring equity
     interests in investments (Note 3)                                   $ 9,288,000             $ 150,000
                                                                         ===========             =========


The accompanying notes are an integral part of these consolidated condensed financial statements.


ASIAN STAR DEVELOPMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


NOTE 1      -     BASIS OF PRESENTATION

The accompanying consolidated financial statements as of December 31, 2000 and September 30, 2001 and for the three and nine months ended September 30, 2000 and 2001, of Asian Star Development, Inc. and its subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States. All significant inter-company balances have been eliminated on consolidation. The balance sheet as of December 31, 2000 was derived from audited financial statements included in the Company's Form 10-K for the year ended December 31, 2000 (the "Form 10-K"). The financial statements at September 30, 2001 and for the three and nine months ended September 30, 2000 and 2001 have not been audited by independent accountants. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulation of the U.S. Securities and Exchange Commission. However, the Company believes that the disclosures included in the accompanying quarterly financial statements and footnotes are adequate to make the information presented not misleading. These quarterly financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

The consolidated financial statements are reported in US Dollars ("$").

In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2001, results of operations and cash flows for the three and nine months ended September 30, 2000 and 2001, have been made. However, these results are not necessarily indicative of the operating results for any other interim period or for the full year.

The Company and its subsidiaries suffered losses of $952,516 for the nine months ended September 30, 2001 and had negative working capital as of September 30, 2001. Historically, one of the Company's directors and major shareholders provided the Company with substantial sources of finance for the operations of the Company.

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

ASIAN STAR DEVELOPMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


NOTE 2      -     OTHER RECEIVABLES AND LONG TERM RECEIVABLES

The Company disposed of its investment in Shilong Water World Project to Dongguan Shilong Properties Limited on June 15, 2001 at a cash consideration of $1,089,000 and debts assignment to the purchaser of $538,438, totaling in all, $1,627,438. Dongguan Shilong Properties Limited paid partial consideration of $544,500 and the balance will be repaid in six equal installments from July 1, 2001 to June 30, 2003. Pursuant to an agreement between the Company and Lucky Wing Investments Limited, the Company has to pay a consulting fee totaling approximately $167,700 for the disposal. The Company recognized a net loss on disposal of this investment of $572,590. Details of the disposal are as follows:

Total consideration                              $1,089,000
Debts assumed by purchaser                          538,438
                                                 -----------
Total consideration                               1,627,438
Less: Book value of net assets disposed          (2,032,328)
                                                 -----------
Loss on disposal                                   (404,890)
Consulting fee  *                                  (167,700)
                                                 -----------
Total loss on disposal                           $ (572,590)
                                                 ===========

* The consulting fee of $125,775 is payable within one year and the balance of $41,925 will be repaid at $13,975 for each of the next three quarters. During the 3 months ended September 30, 2001, $83,850 was paid.

The financial impact of discounting long term receivables and long term payables is minimal.


NOTE 3      -     OTHER ASSETS AND INVESTMENT

A)    HARMONIC HALL INVESTMENTS HOLDINGS LTD.

On March 28, 2000, the Company and a subsidiary company, Asian Star (Hong Kong) Limited entered into various agreements with Harmonic Hall Investment Holdings Ltd, ("HHI"), whereby the Company and the subsidiary company acquired approximately 52% of the outstanding common stock of HHI for 2,313,625 shares of the Company's Restricted Common Stock, with a par value $.001, and cash of $650,160. The consummation date of the transaction was April 15, 2000.

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

A)    HARMONIC HALL INVESTMENTS HOLDING LTD. (CONTINUED)

In addition to the above, the Company advanced a sum of approximately $323,000 to HHI for its working capital in May 2000. The advance has no specific terms of repayment and is recorded as other assets.

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

HHI and the director of HHI have made counter claims against the Company and its subsidiary company for breach of the various agreements. Based on the information pleaded in the pleadings filed and served and advice received from the Company's legal counsel, whilst it appears HHI and the director of HHI managed to disclose a defence, in the opinion of counsel the claims against them have good prospects.

Management considers that the Company and its subsidiary company have a strong case against HHI and the director of HHI. One of the subsidiary companies of HHI was under a winding up order in April 2001. Management is uncertain whether HHI and the director of HHI have the financial ability to return the cost of investment and advances under the various agreements. Full provisions for diminution in value of investment of $9,938,160, and the advances of $323,000, in all totaling $10,261,160, have been made.

ASIAN STAR DEVELOPMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


NOTE 3      -     OTHER ASSETS AND INVESTMENT (CONTINUED)

A)    HARMONIC HALL INVESTMENTS HOLDING LTD. (CONTINUED)

                                                    As of             As of
                                             December 31,     September 30,
                                                     2000              2001

Investment, at cost                           $ 9,288,000       $ 9,288,000
Advances to HHI                                   650,160           650,160
                                             ------------       -----------
Total investment                                9,938,160         9,938,160
Less: Provision for diminution in value
      of investment                            (9,938,160)       (9,938,160)
                                             ------------       -----------
                                              $         -       $         -
                                             ============       ===========

                                                   As of             As of
                                             December 31,     September 30,
                                                    2000              2001

Other assets                                  $   368,888       $   364,336
Less: Provision for diminution in value          (323,000)         (323,000)
                                             ------------       -----------
Other assets, net                             $    45,888       $    41,336
                                             ============       ===========

The suit is currently still in progress and no judgement has been issued.

B)    3GEN SYSTEMS INC.

On July 6, 2001, a wholly owned subsidiary of the Company, Honpar International Holdings Limited, entered into an agreement with 3GEN Systems Inc. of Toronto, Canada to acquire 25% of the total issued shares of 3GEN System Inc. 3GEN Systems Inc. is a software technology company which develops and deploys technology-driven solutions for small and medium-sized business. Conway Chow, the managing director and sole owner of 3GEN Systems Inc., is the son of Stephen Chow, a director of the Company.

On September 17, 2001, the Company issued 1,500,000 of the Company's Restricted Common Stock valued at $0.10 per share for a total consideration of $150,000 to acquire the 25% equity interest in 3GEN Systems Inc. The fair value of the Restricted Common Stock was determined on the weighted average trading share prices 14 days prior to consummation date quoted on the stock exchange.

The operating results of 3GEN Systems Inc. was not significant during the period September 17, 2001 to September 30, 2001. Accordingly, its results have not been accounted for using the equity method.

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

Consideration    *                                                $ 445,162
Less: Fair value of net assets acquired                            (358,179)
                                                                  ---------

Goodwill                                                             86,983
Less: Amortisation                                                  (13,048)
                                                                  ---------

                                                                  $  73,935
                                                                  =========

     * The Company issued 261,860 of the Company's Restricted Common Stock valued at $1.7 per share as consideration for the cafeteria business.

NOTE 5      -     LAND USAGE RIGHTS, LAND IMPROVEMENT AND CONSTRUCTION IN
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

During the nine months ended September 30, 2001, no construction costs were incurred for this project as management prefers to hold the project development until a recovery of the property market in China. Management considers that there is no impairment in the carrying value of the project.

Land usage rights, land improvement and construction in progress comprise the following:

                              As of December 31,      As of September 30,
                                            2000                     2001
                              ------------------      -------------------

Land improvement                      $1,876,701               $1,876,701
Construction in progress                 545,681                  545,681
                              ------------------      -------------------

                                      $2,422,382               $2,422,382
                              ==================      ===================

ASIAN STAR DEVELOPMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


NOTE 6      -     PROPERTY AND EQUIPMENT, NET


                                             Cost     Accumulated          Net book
                                                      depreciation            Value

As of December 31, 2000               $ 2,782,076      $  323,376      $  2,458,700
Add: Additions                              2,002               -             2,002
                                      -----------      ----------      ------------

                                        2,784,078         323,376         2,460,702

Less: Disposals                        (2,295,147)       (270,322)       (2,024,825)
Add: Depreciation for the period                -         122,193          (122,193)
                                      -----------      ----------      ------------

As of September 30, 2001              $   488,931      $  175,247      $    313,684
                                      ===========      ==========      ============



NOTE 7      -     COMMITMENTS AND CONTINGENCIES

Based on the joint venture contract and agreement with a local Chinese partner, the Company entered into the Maple City Project in China in 1997. Details of the current status of the project are as follows:

               Total Investment
                    Per Project              Costs           Years Remaining to
                  Per Agreement        Incurred to     Complete the Project Per
Project             or Contract     Sept. 30, 2001        Agreement or Contract
-------------------------------------------------------------------------------
                                       (unaudited)

Maple City       $   38,000,000     $    2,422,382     No fixed period
                   ------------       ------------

FINANCING RESOURCE DEPENDENCY

The operating activities of the Company were substantially financed by one of the Company's directors through either capital infusion or loans.

Management believes that the completion of the Company's projects on a timely basis will depend significantly on additional funding being available to the Company through debt and/or equity financing in the near future and a recovery of the property market in China. There is no assurance that such financing will be available, or if so, at terms beneficial to the Company.

ASIAN STAR DEVELOPMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


NOTE 8      -     COMMON STOCK, ADDITIONAL PAID-IN CAPITAL

On September 17, 2001, the Company issued 1,500,000 of the Company's Restricted Common Stock valued at $0.10 per share, totaling $150,000, to acquire the 25% total issued shares of 3GEN System Inc (note 3(b)). The fair value of the Restricted Common Stock was determined on the weighted average trading share prices 14 days prior to consummation date quoted on the stock exchange.

The Company did not issue any options during the nine months ended September 30, 2001. All share options granted to employees and consultants previously have expired as of September 30, 2001. No options were exercised during the 9 months period ended September 30, 2001.

NOTE 9      -     SEGMENTAL INFORMATION


                                             Nine months ended     Nine months ended
                                                 September 30,         September 30,
                                                          2000                  2001

REVENUE
Operating income from Cafeteria business          $    895,948         $     762,514
Contracting income from Water World                     48,629                50,941
Others                                                  17,755                30,967
                                                  ------------         -------------
                                                  $    962,332         $     844,422
                                                  ------------         -------------

GROSS PROFIT / (LOSS) CONTRIBUTION
Cafeteria business                                $    (25,820)        $      44,287
Water World                                             48,629                50,941
Others                                                  10,078                27,409
                                                  ------------         -------------
                                                  $     32,887         $     122,637
                                                  ------------         -------------

                                                As of December        As of Sept 30,
                                                      31, 2000                  2001

TOTAL ASSETS
Cafeteria business                                $    564,297         $     466,137
Water World                                          2,192,807                     -
Maple City                                           2,443,822             2,443,822
Holding company                                          5,929               616,565
Others                                                 208,740               361,201
                                                  ------------         -------------
                                                  $  5,415,595         $   3,887,725
                                                  ------------         -------------
TOTAL LIABILITIES
Cafeteria business                                $    185,205         $     169,030
Water World                                          1,014,968                     -
Holding company                                      1,222,603             1,469,009
Others                                                 129,460               188,843
                                                  ------------         -------------
                                                  $  2,552,236         $   1,826,882
                                                  ------------         -------------


ASIAN STAR DEVELOPMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


NOTE 10     -     OTHER  LOSS

During the period ended September 30, 2001, other loss comprises mainly of loss on disposal of the investment in Shilong Water World Project as detailed in Note 2.

During the period ended September 30, 2000, other loss comprises mainly of the loss on disposal of the Company's 100% equity interest in the Shilong Town Project.

NOTE 11     -     INCOME TAX

No corporate income tax has been provided for the year ended December 31, 2000 and nine months ended September 30, 2001 as the Company suffered tax losses for the year/period and has no taxable profits.

The Company and its subsidiaries account for income taxes using the asset and liability method, which requires an entity to recognize deferred tax liabilities and assets. A full valuation allowance was provided due to the uncertainty that deferred tax benefits will be realized in future years.

NOTE 12           NET LOSS


                                            Nine Months Ended       Nine Months Ended
                                           September 30, 2001      September 30, 2000
                                           -------------------     -------------------
                                                  (Unaudited)             (Unaudited)

Loss from continuing operations before              (371,990)               (573,183)
    income taxes
Provision for income taxes                                  -                       -
                                           -------------------     -------------------
Loss from continuing operations                     (371,990)               (573,183)

Discontinued operations (Note 2)
Loss from  discontinued  operations                   (7,936)                (20,707)
(Income taxes - Nil)
Loss on disposals                                   (572,590)             (1,497,128)
                                           -------------------     -------------------
Net Loss                                            (952,516)             (2,091,018)
                                           ===================     ===================


ASIAN STAR DEVELOPMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


NOTE 13     -     RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued the Statement of Financial Accounting Standard No. 141 (SFAS 141), BUSINESS COMBINATION, Statement of Financial Accounting Standard No. 142 (SFAS 142), GOODWILL AND OTHER INTANGIBLE ASSETS, and Statement of Financial Accounting Standard No. 143 (SFAS 143), ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting and prohibits the use of the pooling-of-interests (pooling) method. Under SFAS 141, negative goodwill is allocated as a pro rata reduction of the amounts that otherwise would have been assigned to all of the acquired assets, other than certain assets. Any excess remaining after reducing those assets to zero is recognized as an extraordinary gain. SFAS 141 is effective for all business combinations initiated after June 30, 2001 and applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001 (that is, the date of acquisition is July 1, 2001, or later). The company is still evaluating the impact of this new standard on its financial statements.

SFAS 142 supersedes APB Opinion No. 17 (APB 17), INTANGIBLE ASSETS, and carries forward the provisions in APB 17 related to internally developed intangible assets. Under SFAS 142, goodwill is not amortized but is tested for impairment at least annually at the reporting unit level. Impairment loss equivalent to the excess of carrying amount of goodwill over its implied fair value is recognized only if the fair value of the reporting unit is less than its carrying amount. SFAS 142 also requires a recognized intangible asset to be amortized over its useful life and reviewed for impairment in accordance with Statement of Financial Accounting Standard No. 121 (SFAS 121), ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. Under SFAS 142, a recognized intangible asset with an indefinite useful life is not amortized until its life is determined to be no longer indefinite and this intangible asset is tested for impairment annually and on an interim basis if an event or circumstance occurs between annual tests indicating that the asset might be impaired. SFAS 142 should be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The provisions of this Statement initially should be applied at the beginning of a fiscal year and retroactive application is not permitted. The company is still evaluating the impact of this new standard on its financial statements.

SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The company is still evaluating the impact of this new standard on its financial statements.

                          ASIAN STAR DEVELOPMENT, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


LIMITED OPERATING HISTORY; ACCUMULATED DEFICIT; NEED FOR ADDITIONAL CAPITAL

There is limited historical financial information about the Company upon which to base an evaluation of the Company's performance or to make a decision regarding an investment in shares of the Company's Common Stock. The Company has an accumulated deficit of $17,604,636 as of September 30, 2001. The Company's cash and cash equivalents decreased from $114,832 at December 31, 2000 to $34,236 at September 30, 2001

RECENT DEVELOPMENTS

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

Management considers that it is unable to determine the outcome of the lawsuit and is unable to estimate the loss, if any. However, a full provision totaling $10,261,160 has been made for any diminution in value of the investment and advances to HHI. There were no changes in the assessment of outcome of the litigation by management during the nine months ended September 30, 2001.

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

REVENUE AND OPERATING EXPENSES

Revenue from the operations of Ocean Wealth Restaurant, Asian Star Technology Development Limited and Shilong Water World decreased by $66,099, a 19.6% decrease from $337,074 for the three months ended September 30, 2000 to $270,975 for the three months ended September 30, 2001. The decrease was mainly due to decrease in cafeteria revenue by $26,205 or 9.2%, Water World contracting service revenue by $33,988 or 93% and souvenir merchandising business by $5,906 or 33.2%.

Selling, general and administrative expenses comprised mainly salary, rental expenses, depreciation expenses, commission and promotional expenses. The decrease in these operating expenses from $458,155 for the three months ended September 30, 2000 to $199,112 for the three months ended September 30, 2001 was mainly due to cost reductions, productivity improvements and no promotion fee was incurred for China Space souvenir products.

The Company disposed of its investment in Shilong Water World Project to Dongguan Shilong Properties Limited on June 15, 2001 at a total consideration of $1,627,438. A net loss on disposal of $572,590 was recognized. Details of the disposal are as follows:

Sales consideration                                  $ 1,627,438
Less : Book value of net assets disposed              (2,032,328)
                                                     -----------
Loss on disposal before consulting fee                  (404,890)
Consulting fee                                          (167,700)
                                                     -----------
Loss on disposal                                     $  (572,590)
                                                     ===========


NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

REVENUE AND OPERATING EXPENSES

Revenue from the operations of Ocean Wealth Restaurant, Asian Star Technology Development Limited and Shilong Water World decreased by $117,910, a 12.2% decrease from $962,332 for the nine months ended September 30, 2000 to $844,422 for the nine months ended September 30, 2001. The decrease was mainly due to a decline in sales volume, strong competition and weak economic condition of customers. A drop in cafeteria business revenue by $133,434 was off set by increase in Water World contracting service revenue of $2,312 and increase in souvenir merchandising business by $13,212.

Selling, general and administrative expenses comprised mainly salary, rental expenses, depreciation expenses, commission and promotional expenses. The decrease in operating expenses from $866,071 for the nine months ended September 30, 2000 to $525,977 for the nine months ended September 30, 2001 was mainly due to reduced promotional efforts for the souvenir merchandising business, cost reductions and productivity improvements.

Other loss primarily resulted from a loss on disposal of investment in Shilong Water World Project to Dongguan Shilong Properties Limited of $572,590 for the nine months ended September 30, 2001. During the nine months ended September 30, 2000, there was a gain on disposal of the 80% equity interest in Dongguan Dragon Villa Limited and Dongguan Dragon Entertainment Centre Limited of $417,138 and a loss on disposal of the 100% equity interest in Shilong Town Hall project of $1,727,573.


LIQUIDITY AND CAPITAL RESOURCES

The Company generated cash flows of $34,236 for the nine months ended September 30, 2001. The Company's major sources of revenue for the nine months ended September 30, 2001 were $762,514 from the operations of the cafeteria business, $50,941 contracting revenue from the Water Park and $30,967 from other operations. The Company's internally generated cash has not been sufficient to support the Company's on-going business. The Company's ongoing operations have been substantially dependent on financing from a shareholder.

As of September 30, 2001, the Company's total assets and total liabilities were $3,887,725 and $1,826,882 respectively.

The Company's investment portfolio comprised the following as of September 30, 2001:

PROJECT / SUBSIDIARY                       BUSINESS NATURE

Maple City                                 Property Development
Ocean Wealth Restaurant                    Cafeteria Business
Asian Star Technology Development Ltd      Souvenir  Merchandising and
                                           International agent for the Chinese
                                           Academy of Space  Technology
Honpar International Holdings Ltd.         Investment in software technology
3GEN Systems Inc.                          Software development business

FINANCIAL POSITION AS OF SEPTEMBER 30, 2001 AS COMPARED TO SEPTEMBER 30, 2000


                                                                                 SEPTEMBER 30,           SEPTEMBER 30,
                                                                                          2000                    2001
                                                                                   (UNAUDITED)             (UNAUDITED)

ASSETS                                                              NOTES

CURRENT ASSETS
        Cash and cash equivalents                                                  $   240,877           $      34,236
        Prepayments                                                                    218,702                 293,030
        Inventories                                                    1             1,274,076                  14,622
        Other assets                                                                   483,524                  41,336
        Other receivables                                              2                     -                 272,250
                                                                                 -------------           -------------

            Total current assets                                                     2,217,179                 655,474

Goodwill                                                                                82,635                  73,935
Investment                                                             3             9,953,501              10,088,160
Less : Provision for diminution in value of investment                                       -              (9,938,160)
Long term receivables                                                  2                     -                 272,250
Land usage rights, land improvement and construction in-progress       4             2,598,625               2,422,382
Property and equipment, net                                            5             2,629,474                 313,684
                                                                                 -------------           -------------

Total assets                                                                        17,481,414               3,887,725
                                                                                 =============           =============


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
        Amount due to a shareholder                                                    668,188               1,011,912
        Accounts payable                                                             2,089,021                 136,855
        Other payables and accrued expenses                                            503,454                 636,190
                                                                                 -------------           -------------

            Total current liabilities                                                3,260,663               1,784,957

LONG TERM PAYABLES                                                                           -                  41,925
                                                                                 -------------           -------------

Total liabilities                                                                    3,260,663               1,826,882
                                                                                 =============           =============

SHAREHOLDERS' EQUITY
Paid-in capital                                                        6            18,481,429              19,665,479
Accumulated deficit                                                                 (4,260,678)            (17,604,636)
                                                                                 -------------           -------------

             Total shareholders' equity                                             14,220,751               2,060,843
                                                                                 -------------           -------------


Total liabilities and shareholders' equity                                        $ 17,481,414            $  3,887,725
                                                                                 =============           =============


NOTE 1         INVENTORIES

Inventories as of September 30, 2000 and September 30, 2001 decreased from $1,274,076 to $14,622. The decrease was mainly due to a decrease in inventories for China Space souvenir products carried by one of the company's subsidiaries, Asian Star Technology Development Limited.

NOTE 2         OTHER RECEIVABLES AND LONG TERM RECEIVABLES

Other receivables and long term receivables as of September 30, 2001 comprise receivables for sales of Shilong Water World Project of $544,500.

NOTE 3         INVESTMENT

As detailed in the MD&A recent developments (a) (i), a full provision of $9,938,160 has been made for the Company's investment in HHI. No such provision was made during the nine months ended September 30, 2000.

NOTE 4         LAND USAGE RIGHTS, LAND IMPROVEMENT AND CONSTRUCTION IN PROGRESS

Following the disposal of Shilong Town Projects and Shilong Town Hall, the total costs for land usage rights, land improvement and construction in progress decreased from $2,598,625 as of September 30, 2000 to $2,422,382 as of September 30, 2001. The costs carried forward were related to the development costs for Maple City Project.

NOTE 5         PROPERTY AND EQUIPMENT

The decrease in property and equipment was mainly due to the disposal of Shilong Water World Project of $2,024,825.

NOTE 6         PAID IN CAPITAL

As of September 30, 2000, there were 15,711,015 shares issued for a total paid in capital of $18,481,429. The increase in paid in capital to 17,246,015 shares of $19,665,479 as of September 30, 2001 comprised the following:

- Stock issued for consultancy services               $  127,050
- Notional compensation for stock options                787,000
- CEO notional compensation                              120,000
- Acquisition of  an investment                          150,000
                                                      -----------
                                                      $1,184,050
                                                      ===========

FINANCIAL POSITION AS OF SEPTEMBER 30, 2001 AS COMPARED TO DECEMBER 31, 2000

The Company recorded a loss of $952,516 during the nine months period ended September 30, 2001.

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



                               ASIAN STAR DEVELOPMENT INC.



Date:  November 12, 2001                  By: /s/ STEPHEN CHOW
                                        --------------------------------
                                        Name:     Stephen Chow
                                        Title:    President