Form 10KSB
period 2001-12-31
ASIAN STAR DEVELOPMENT INC /NV
filed 2002-04-15
CIK 1046883

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

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

                       Unit D-E, 15/F, Lever Tech Centre,
                        69-71 King Yip Street, Kwun Tong
                               Kowloon, Hong Kong
                    (Address of Principal Executive Offices)

     Registrant's telephone number, including area code: 011 (852) 2721-0936

        Securities registered pursuant to Section 12(b) of the Act: None

   Securities registered under Section 12(g) of the Exchange Act: Common Stock

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

State issuer's revenues for its most recent fiscal year: Net sales $1,003,444.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. As of March 31,2002 the aggregate market value was $405,500.

There are 8,623,008 shares of common stock outstanding as of March 31, 2002.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Asian Star Development, Inc., (Registrant) was incorporated under the laws of the State of Nevada, United States of America, on January 8, 1997 to conduct real estate development business in the People's Republic of China (PRC).

On December 31, 2001, the Company transferred all its assets and liabilities to Honpar Management Limited. As of January 1, 2002, the Company plans to acquire an interest in a suitable operating business, which may include assets or shares of another entity. As of the date of this report, the Company has no agreements, understandings, or arrangements concerning its acquisition or potential acquisition of a specific business opportunity. There is no assurance that management can find a suitable prospect or that it has the requisite experience to recognize and understand a business operation that would benefit the Company.

COMPETITION

Numerous large, well-financed operating companies with large cash reserves are engaged in the acquisition of companies and businesses. In addition, the Company will compete with numerous companies identical to the Company in that they are blank check companies with a class of stock registered with the SEC. The Company has no way to distinguish itself from these other blank check companies. The Company expects competition to be intense for available target businesses.

EMPLOYEES

The Company has only one employee at the present time, Stephen Chow, its C.E.O. The Company does not contemplate hiring anyone until a business is acquired.

RISK FACTORS

AN INVESTMENT IN THE SECURITIES OF THE COMPANY PRESENTS CERTAIN MATERIAL RISKS TO INVESTORS. ANY INVESTOR IN THE COMPANY IS ENCOURAGED TO CAREFULLY CONSIDER THE FOLLOWING RISKS BEFORE PURCHASING THE SECURITIES OF THE COMPANY.

         1. SHELL CORPORATION
         This type of company is commonly called a "shell" corporation because the company does not have any assets or operations and has the specific purpose of acquiring all or substantially all of the ownership of an existing business. These transactions are consummated by issuing or transferring large blocks of the Company's equity shares to the principals of the business that is acquired. Any such issuance will involve significant dilution in the equity interest in the Company held by the pre-reorganization shareholders of the Company with the result that the pre-reorganization shareholders of the Company will have a substantially lower aggregate interest in the outstanding shares of the Company after giving effect to the reorganization.

         Prospective investors should be aware that privately-held companies often times merge or reorganize with a public shell as a means of "going-public" without having to incur the time, expense and disclosure obligations normally associated with the going-public process. Unlike an investment in an operating business, in the event the Company merges with a privately-held company, investors prior to the disclosure of the merger candidate will not have had the benefit of receiving disclosure of such company's operations and financial condition prior to making their investment.

         Prospective investors should also be aware that management of the Company, acting in compliance with the Bylaws of the Company and Nevada General Corporation Law, intends to structure any reorganization with an operating business in a manner that will allow the Board of Directors of the Company to approve the selection of the operating business and all of the terms of the reorganization, including the appointment of the successor officers and directors, without the need or request for shareholder approval.

         2. RISK OF PROPOSED NEW BUSINESS; LACK OF ASSETS, REVENUES OR
OPERATIONS
         The Company has no assets, revenues or operations. Management expects that the Company's working capital requirements will be nominal and will be satisfied through additional capital contributions by management as required. However, management is under no obligation to continue to make capital contributions to the Company. Should management fail to make additional capital contributions as required, the Company may not be able to conduct an acquisition of an operating company. The report of the Company's independent auditors on the Company's 2001 financial statements includes a qualification regarding the Company's ability to continue as a going concern. In their report, the Company's independent auditors state that the Company needs an additional capital infusion in order to fund current expenditures, acquire business opportunities and achieve profitable operations, and that such factors raise substantial doubt about the Company's ability to continue as a going concern.

         3. CONFLICTS OF INTEREST
         On December 31, 2001, the Company transferred all its assets and liabilities to Honpar Management Limited for no consideration, resulting in a gain of $641,986 because the liabilities transferred exceeded the assets by that amount. Honpar Management Limited is a Hong Kong entity controlled by the Chairman and CEO of the Company. Accordingly, management makes no representation that this transaction could have occurred on similar terms with an unrelated party.

         4. RELIANCE ON MANAGEMENT
         The Company is dependent on its officers' and directors' personal abilities to evaluate business opportunities that may be presented in the future. Since management has not identified a proposed business or industry in which it will search for an acquisition target, it is unlikely that management will have any prior experience in the technical aspects of the industry or the business within that industry which may be acquired.

          5. MINIMAL TIME COMMITMENT OF MANAGEMENT
          The current officers and directors engage in other activities and will devote limited time to the Company.

BACKGROUND

Acquisition of Maple City and Shilong Projects
----------------------------------------------

The Company was originally incorporated to consolidate two projects, the Maple City project and Shilong Town project, previously conducted by two Hong Kong companies, namely Honpar Properties Limited ("Honpar") and Honpar (Huangzhou) Properties Limited ("Honpar Huangzhou"), respectively. Honpar and the Company are owned by the same group of shareholders. Honpar Huangzhou is wholly owned by one of the Company's majority shareholders.

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

The Company issued shares of its common stock in exchange for the entire rights to and interest in the Maple City project and an 80% right to and interest in Dragon Villa and Dragon Entertainment on January 8, 1997.

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

In December 1998, the Company issued shares of its common stock in exchange for a 100% equity interest in Honpar (Shilong) Properties Limited ("Honpar Shilong"), a company incorporated in Hong Kong and conducting the Shilong Town Hall Project since 1996. Honpar Shilong was previously owned by a major shareholder of the Company. The number of shares was determined based on the historical cost of the total assets and liabilities of Honpar Shilong.

The above transactions were accounted for as a reorganization of entities under common control by using the pooling of interest method.

Impairment of Maple City

The Maple City project comprises three parcels of land, which are close to each other. The land usage rights certificates of the Maple City project stipulate a lease term of 70 years commencing from 1993 and the total area is approximately 74,000 square meters. The land was contributed to the Company, by a local Chinese partner, at no consideration. It was the original intention of the Company to build a hotel, commercial and entertainment complex on these parcels of land. The concrete structural work of the project was completed by a PRC registered and wholly-owned subsidiary, Honstar Entertainment Centre Ltd.

Land improvement of $1,876,701 and construction in progress of $545,681, for a total of $2,422,382, were 100% impaired as of December 2001 because management ascertained that the carrying value of this project may not be recoverable as no future cash flows can be projected.

Disposal of Shilong Projects
----------------------------

The Shilong Town Project included Dragon Villa and Dragon Entertainment projects, which were developed by Dongguan Dragon Villa Ltd. and Dongguan Dragon Entertainment Centre Ltd., respectively. The Company disposed of Its equity interests in these two companies in April 2000 and July 2000 to Dongguan Shilong Properties Limited. Details of the disposals are as follows:

                  Sales consideration                      $ 2,481,586
                  Book value of net assets disposed         (3,978,714)
                                                          -------------
                  Loss on disposal                         $(1,497,128)
                                                           ============

The Company disposed of the Shilong Water World project to Dongguan Shilong Properties Limited on June 15, 2001 for cash consideration of $1,089,000 and debts assignment to the purchaser of $538,438, totaling $1,627,438. Dongguan Shilong Properties Limited paid cash of $544,500 with the balance being paid in six installments from July 1, 2001 to June 30, 2003. The Company recognized a total loss on disposal of $572,590 as follows:


                  Consideration                             $  1,089,000
                  Debts assumed by the purchaser                 538,438
                                                            -------------
                  Total consideration                          1,627,438
                  Less: Book value of net assets disposed     (2,032,328)
                                                            -------------
                  Loss on disposal                              (404,890)
                  Consulting fee                                (167,700)
                                                            -------------
                  Total loss on disposal                    $   (572,590)
                                                            =============
Harmonic Hall Investment

On March 28, 2000, the Company and a subsidiary company, Asian Star (Hong Kong) Limited entered into various agreements with Harmonic Hall Investment Holdings Ltd, ("HHI"), whereby the Company and the subsidiary company acquired approximately 52% of the outstanding common stock of HHI for shares of the Company's Common Stock and cash of $650,160. The consummation date of the transaction was on April 15, 2000. The fair value of the common stock was $9,288,000, based on the 7 days weighted average trading share prices prior to the consummation date of the transaction. In addition, the Company advanced a sum of $323,000 to HHI for working capital.

Following the purchase, management of the Company has not been able to exercise control over the operation of HHI or obtain financial statements of HHI. Accordingly, the financial statements of HHI have not been included in the consolidated financial statements.

In August 2000, the Company retained legal counsel in Hong Kong to prepare and file a writ with the Court against HHI and a director of HHI for breach of the agreements.

In September 2000, the Company filed an action in the High Court of the Hong Kong Special Administrative Region seeking return of all monies paid and all shares issued by the Company in the transaction, together with damages as follows:

(a) rescission of a Subscription and Investment Agreement entered into on March 28, 2000 and return of all monies advanced; and
(b) rescission of an Agreement in relation to Sales and Purchase of Shares in HHI signed on March 28, 2000 and return of the issued shares or $9,288,000.

HHI and the director of HHI have made counter claims against the Company and its subsidiary company for breach of the various agreements. Based on the information pleaded in the pleadings filed and served and The instructions obtained by legal Counsel, Counsel is of the view that, whilst it appears HHI and the director of HHI managed to disclose a PRIMA FACIE defense, the claims against them have good prospects.

Management considers that the Company and its subsidiary company have a strong case against HHI and the director of HHI. Although management is not sure whether HHI and the director of HHI have the financial ability to return the cost of investment and advances under the various agreements, management considers that the chances of an unfavorable outcome to the litigation, significant contingent liabilities and losses as a result of the litigation are remote. However, full provisions for diminution in value of investment of $9,288,000 and the payment and advances of $973,160, totaling $10,261,160, have been made in 2000.
                                        4

Cafeteria Business
------------------

In January 2000, the Company acquired 100% equity interests in two Hong Kong companies, which were owned by a consultant to the Company, and are operating a cafeteria business. Details of the acquisition are as follows:

         Consideration                                $ 445,162
         Less: Fair value of net assets                (358,179)
                                                      ----------
         Goodwill                                     $  86,983
                                                      ==========

The Company issued Common Stock as consideration. The fair value of the Common Stock was determined based on the 7 days weighted average trading prices prior to the date of completion of the acquisition.

Had the cafeteria business been acquired on January 1, 2000, the Company's operating results for 2000 would have been essentially similar to those actually reported.

3GEN Systems

On July 6, 2001, a wholly owned subsidiary of the Company, Honpar International Holdings Limited, entered into an agreement with 3GEN Systems of Toronto, Canada to acquire 25% of the total issued shares Of 3GEN Systems. 3GEN Systems is a software technology company which develops and deploys technology-driven solutions for small and medium sized businesses. Conway Chow, the managing director and sole owner of 3GEN Systems, is the son of Stephen Chow, the Chairman and CEO of the Company.

As consideration, the Company issued 750,000 of its common stock valued at $150,000, determined on the weighted average trading share prices of the 14 days prior to consummation.

Transfer of all assets and liabilities

On December 31, 2001, the Company transferred all its assets and liabilities to Honpar Management Limited for no consideration, resulting in a gain of $641,986 because the liabilities transferred exceeded the assets by that amount. Honpar Management Limited is a Hong Kong entity controlled by the Chairman and CEO of the Company. Accordingly, management makes no representation that this transaction could have occurred on similar terms with an unrelated party.
The consolidated assets and liabilities transferred at December 31, 2001, are as follows:
                                     ASSETS
  Cash                                                   $    7,034
  Prepaids and other                                         57,005
  Receivable from sale of Water World                       453,750
  Inventories - cafeteria                                    13,688
  Utility deposits                                           90,904
  Goodwill, net                                              71,761
  Investment in 3GEN                                        150,000
  Property and equipment, net                               291,431
                                                         -----------
                                                          1,135,573
                                                         -----------
                                   LIABILITIES
  Due to shareholder                                      1,299,399
  Accounts payable                                          188,144
  Other accrued expenses                                    290,016
                                                         -----------
                                                          1,777,559
                                                         -----------
           NET GAIN                                      $  641,986
                                                         ===========
ITEM 2.  DESCRIPTION OF PROPERTY

The Company's administrative offices are leased on a month-to-month basis.

ITEM 3.  LEGAL PROCEEDINGS

The Registrant has been named as a defendant in legal actions arising in the ordinary course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the Registrant's financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year covered by the report, no matters were submitted to a vote of security holders.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY STOCK AND OTHER SHAREHOLDER MATTERS

The Registrant's Common Stock trades on the OTC BB under the symbol ASTV. The following table sets forth the high and low bid quotations for the Common Stock for the periods indicated. These quotations reflect prices between dealers, do not include retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

         Quarter ended                High            Low

         December 31, 2001            $0.24          $0.08
         September 30, 200 1           0.40           0.12
         June 30, 2001                 0.18           0.18
         March 31, 2001                0.50           0.25
         December 31, 2000             0.56           0.20
         September 31, 2000            2.25           0.50
         June 30, 2000                 5.12           1.56
         March 31, 2000                6.75           1.75

As of December 31, 2001, there were 133 shareholders of record of the shares of Common Stock issued and outstanding.

STOCK TRANSFER AGENT

Transfer Online, 227 S.W. Pine Street, Suite 300, Portland, Oregon 97204, telephone (503) 227-2950.

DIVIDENDS

Registrant has not paid any cash dividends. The declaration of any future cash dividends will be at the sole discretion of the Board of Directors. It is the present intention of Registrant not to pay any cash dividends in the foreseeable future, but rather to reinvest any earnings into its business operations.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

NEW BUSINESS PLAN

The Company's new business plan as of January 1, 2002, is to acquire an interest in a suitable operating business, which may include assets or shares of another entity to be acquired by the Company directly or through a subsidiary. The search for a suitable acquisition candidates will consist exclusively of contacting acquaintances in the business and investment banking community who are likely to know of operating businesses that might be interested in conducting a reorganization with the a blank check company. Management does not intend to conduct any advertising or proactive campaign to locate a suitable acquisition candidate. The Company does not expect to hire any additional employees until such time as an operating company is acquired.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2001, the Company has no assets, liabilities or operations. Management believes that the Company will require an additional $15,000 over the next 12 months in order to satisfy its working capital requirements. The Company expects to acquire such additional funds from contributions to capital by management. However, management is under no obligation to conduct additional capital contributions and there can be no assurance management will do so. In the event management is unable or unwilling to contribute additional capital to the Company, management will seek to obtain the necessary capital from other sources. However, management does not believe that there will be many, if any, alternative sources of capital for the Company until such time as it reorganizes with an operating company. In the event management fails to provide or arrange for additional contributions to capital, it is unlikely that the Company will be able to conduct its current level of operations or acquire a suitable operating company.

FISCAL YEAR 2001 COMPARED TO FISCAL YEAR 2000

At December 31, 2001, the Company has no assets, liabilities or operations.

During 2001, the Company disposed of all its assets, liabilities and operations as described in Part I, Item 1 and in note 2 to the financial statements.

Net Sales for fiscal years 2001 and 2000 were mainly generated from the Cafeteria business.

The Maple City project was determined to be fully impaired in December 2001 because Management ascertained that the carrying value of land improvement and construction in progress, aggregating $2,422,382, may not be recoverable as no future cash flows from this project can be projected.

In July 2001, the Shilong Water World project was disposed of at a total loss of $572,590, and, effective December 31, 2001, all remaining assets, liabilities, and operations were transferred to Honpar Management Limited for no consideration, resulting in a gain of $641,986. Because Honpar Management Limited is an entity controlled by the Company's Chairman and CEO, Management makes no representation that this transaction could have occurred on similar terms with an unrelated party.

FORWARD LOOKING STATEMENTS

This Annual report contains forward-looking statements that are based on the Company's beliefs as well as assumptions made by and information currently available to the Company. When used in this annual report, the words "believe", "endeavor", "expect", "anticipate", "estimate", "intends" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions which are described in Part I, Item 1, Description of Business - Risk Factors," above. Should one or more of those risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. The Company cautions potential investors not to place undue reliance on any such forward-looking statements, all of which speak only as of the date made.
                                        7

ITEM 7.    FINANCIAL STATEMENTS AND EXHIBITS

ASIAN STAR DEVELOPMENT, INC.

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001

INDEX TO FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants for the 2001
     fiscal year.............................................................F-1

Report of Independent Certified Public Accountants for the 2000
     fiscal year.............................................................F-2

Consolidated Balance Sheet as of December 31, 2001...........................F-3

Consolidated Statements of Operations for the years ended
     December 31, 2001 and 2000..............................................F-4

Consolidated Statements of Stockholders' Equity for the years ended
     December 31, 2001 and 2000..............................................F-5

Consolidated Statements of Cash Flows for the years ended
     December 31, 2001 and 2000..............................................F-6

Notes to Consolidated Financial Statements...................................F-7

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Asian Star Development, Inc.

We have audited the accompanying consolidated balance sheet of Asian Star Development, Inc. (the "Company") as of December 31, 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Asian Star Development, Inc. as of December 31, 2001, and the results of their operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the consolidated financial statements, the Company needs additional capital infusion in order to fund current expenditures, acquire business opportunities and achieve profitable operations. This factor raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 6. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                         /s/ CACCIAMATTA ACCOUNTANCY CORPORATION

Irvine, California
April 2, 2002

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

                        REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS
AND STOCKHOLDERS OF ASIAN STAR DEVELOPMENT, INC.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of cash flows and of changes in stockholders' equity present fairly, in all material respects, the financial position of Asian Star Development, Inc and its subsidiaries at December 31, 2000, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for the opinion expressed above.

We draw your attention to note 2 which details a provision for diminution in value of an investment.

/s/ PRICEWATERHOUSECOOPERS
--------------------------
    PricewaterhouseCoopers

March 15, 2001

Business is undertaken in the registered name of [CHINESE NAME GOES HERE]

                          ASIAN STAR DEVELOPMENT, INC.
                           CONSOLIDATED BALANCE SHEET

                                                               December 31, 2001
                                                               -----------------

ASSETS                                                             $         --
                                                                   =============

LIABILITIES                                                        $         --
                                                                   -------------

COMMITMENTS AND CONTINGENCIES                                                --

STOCKHOLDERS' EQUITY
  Common stock, $.001 par value; 1,000,000,000 shares
  authorized; 8,623,008 shares outstanding                                8,623
  Additional paid-in capital                                         19,776,856
  Accumulated deficit                                               (19,785,479)
                                                                   -------------

    TOTAL STOCKHOLDERS' EQUITY                                               --
                                                                   -------------

                                                                   $         --
                                                                   =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                                  ASIAN STAR DEVELOPMENT, INC.
                             CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    Year Ended December 31,
                                                                 -----------------------------
                                                                     2001            2000
                                                                 -------------   -------------
REVENUES

  Net Sales                                                      $  1,003,444    $  1,275,831
  Gain on December 31, 2001 Sale of All Assets and Liabilities        641,986              --
  Other                                                                24,586              --
                                                                 -------------   -------------

     TOTAL REVENUES                                                 1,670,016       1,275,831
                                                                 -------------   -------------

EXPENSES

  Cost of Sales                                                       835,899       1,172,790
  Selling, General and Administrative                                 972,504       2,549,352
  Impairment of Maple City Project                                  2,422,382              --
  Loss on Disposal of Shilong Projects                                572,590       1,497,128
  Provision for Diminution in Value of HHI                                 --      10,261,160
  Other                                                                    --         277,861
                                                                 -------------   -------------

     TOTAL EXPENSES                                                 4,803,375      15,758,291
                                                                 -------------   -------------

NET LOSS                                                         $ (3,133,359)   $(14,482,460)
                                                                 =============   =============

BASIC AND DILUTED LOSS PER COMMON SHARE

  NET LOSS PER SHARE                                             $      (0.39)   $      (1.93)
                                                                 =============   =============

BASIC AND DILUTED WEIGHTED AVERAGE SHARES                           8,090,816       7,511,659
                                                                 =============   =============

    The accompanying notes are an integral part of these consolidated financial statements.

                                              F-4


                                           ASIAN STAR DEVELOPMENT, INC.
                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


                                               COMMON STOCK
                                       ----------------------------
                                                                      ADDITIONAL                        NET
                                           NUMBER                       PAID-IN      ACCUMULATED    SHAREHOLDERS'
                                         OF SHARES        TOTAL         CAPITAL        DEFICIT     EQUITY (DEFICIT)
                                       -------------  -------------  -------------  -------------   -------------
Balance, December 31, 1999                6,477,765   $      6,478   $  8,516,789   $ (2,169,660)   $  6,353,607
   Exercise of options                       90,000             90        224,910             --         225,000
   Purchase of cafeteria                    130,930            131        445,031             --         445,162
   Acquisition of investment              1,156,813          1,157      9,286,843             --       9,288,000
   Issuance of common stock
     options for services                    17,500             17        127,033             --         127,050
   CEO notional compensation                     --             --        120,000             --         120,000
   Notional compensation for options             --             --        787,000             --         787,000
   Net loss for 2000                             --             --             --    (14,482,460)    (14,482,460)
                                       -------------  -------------  -------------  -------------   -------------

BALANCE, DECEMBER 31, 2000                7,873,008          7,873     19,507,606    (16,652,120)      2,863,359
   Acquisition of investment                750,000            750        149,250             --         150,000
   CEO notional compensation                     --             --        120,000             --         120,000
   Net loss for 2001                             --             --             --     (3,133,359)     (3,133,359)
                                       -------------  -------------  -------------  -------------   -------------

BALANCE, DECEMBER 31, 2001                8,623,008   $      8,623   $ 19,776,856   $(19,785,479)   $         --
                                       =============  =============  =============  =============   =============

              The accompanying notes are an integral part of these consolidated financial statements.

                                                        F-5



                                   ASIAN STAR DEVELOPMENT, INC.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Year Ended December 31,
                                                                   -----------------------------
                                                                        2001           2000
                                                                   -------------   -------------
Cash flows from operating activities:
  Net loss                                                         $ (3,133,359)   $(14,482,460)
  Adjustments to reconcile net loss to
    net cash used by operating activities:
    Depreciation and amortization                                       143,639         222,547
    Gain on December 31, 2001 sale of all assets and liabilities       (641,986)             --
    Impairment of Maple City project                                  2,422,382              --
    Stock issued for consulting services                                     --         127,050
    Non cash compensation expense                                       120,000         907,000
    Loss on disposal of subsidiaries                                    572,590       1,497,128
    Provision for diminution in value of investment                          --      10,261,160
  Changes in assets and liabilities:
    (Increase) decrease in:
      Prepayments                                                       238,635        (140,152)
      Inventories                                                         6,435         (16,218)
      Other receivables                                                  68,321              --
      Other assets                                                      (45,016)         (2,198)
    Increase (decrease) in:
      Accounts payable                                                  (22,152)        205,913
      Accrued expenses                                                 (538,127)        320,403
                                                                   -------------   -------------
    Net cash used by operating activities                              (808,638)     (1,099,827)
                                                                   -------------   -------------

Cash flows from investing activities:
  Payments for investment                                                    --        (973,160)
  Transfer of cash in transfer of assets and liabilities                 (7,034)             --
  Capitalized overhead costs in construction                                 --         (61,717)
  Purchases of construction materials and fixed assets                       --        (891,533)
  Proceeds from disposal of subsidiaries                                544,500       2,481,586
                                                                   -------------   -------------
    Net cash provided by  investing activities                          537,466         555,176
                                                                   -------------   -------------

Cash flows from financing activities:
  Advances from shareholder                                             156,340         428,855
  Proceeds from exercise of options                                          --         225,000
                                                                   -------------   -------------
    Net cash provided by financing activities                           156,340         653,855
                                                                   -------------   -------------

Net increase (decrease) in cash and equivalents                        (114,832)        109,204

Cash and equivalents, beginning of year                                 114,832           5,628
                                                                   -------------   -------------

Cash and equivalents, end of year                                  $         --    $    114,832
                                                                   =============   =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-cash portion of sale of subsidiaries transaction:
  Other receivables                                                $   (544,500)   $         --
  Property and equipment, net                                      $  1,082,938    $         --
  Accounts payable                                                 $   (538,438)   $         --
Issuance of shares for investments and services                    $    150,000    $  9,860,212

     The accompanying notes are an integral part of these consolidated financial statements.

                                               F-6

                          ASIAN STAR DEVELOPMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Principles of consolidation
       ---------------------------

       Asian Star Development, Inc. (the "Company") was incorporated under the laws of the State of Nevada, United States of America, on January 8, 1997 to conduct real estate development business in the People's Republic of China ("PRC").

       The accompanying consolidated financial statements include the accounts of the Company and its principal subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States. All significant intercompany accounts and transactions have been eliminated.

       On December 31, 2001, the Company transferred all its assets and liabilities to Honpar Management Limited (see Note 2).

       As from January 1, 2002, the Company plans to acquire an interest in a suitable operating business, which may include assets or shares of another entity (see Note 5).

       Use of estimates
       ----------------

       The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

       Foreign currency translation and transactions
       ---------------------------------------------

       The consolidated financial statements are reported in US Dollars ("$"). The financial position and results of operations of the Company's foreign subsidiaries are determined using local currency, Renminbi and Hong Kong Dollars, as the functional currency. Assets and liabilities of the subsidiaries are translated at the prevailing exchange rate in effect at each period end. Contributed capital is translated at the historical exchange rate when the capital was injected. Income statement accounts are translated at the weighted average rate of exchange during the period. Translation adjustments arising from the use of different exchange rates from period to period are included in cumulative translation adjustments in shareholders' equity. However, to date there have been no cumulative translation adjustments. Gains and losses resulting from foreign currency transactions are included in other income or expense. There are currently no assets or liabilities that would give rise to another comprehensive income item.

       Reclassifications
       -----------------

       Certain 2000 balances have been reclassified to conform to the 2001 presentation.

                          ASIAN STAR DEVELOPMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       Cash and cash equivalents
       -------------------------

       The Company considers all financial instruments purchased with original maturities of three months or less to be cash equivalents.

       Inventories
       -----------

       Inventories are stated at the lower of cost (FIFO) or net realizable value.

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

       Construction in progress
       ------------------------

       Construction in progress represents capital assets under construction and being installed and is stated at cost. Cost comprises original cost of plant and equipment, installation, construction and other direct costs, which include interest accrued on loans financing the capital assets, prior to the date of completion of construction.

       Land usage rights
       -----------------

       Land usage rights represent rights granted by the State to use the land on which the Company's facilities are located for a specified period of time. Land usage rights are amortized using the straight-line method over the term of the rights.

       Land improvements
       -----------------

       Land improvements are stated at cost, including substantially capitalized interest and direct costs related to grading, filling, leveling, and landscaping activities. Land improvements are depreciated over the estimated economic life of any project built on these parcels of improved land.

                          ASIAN STAR DEVELOPMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       Goodwill
       --------

       Goodwill represents the excess of consideration given over the fair value of the net assets of the acquired company at the date of acquisition. The carrying amount of goodwill is amortized over a period of 10 years on the straight-line basis.

       Minority interest
       -----------------

       The Company applies APB Opinion No. 16 and related interpretations in accounting for the minority share of losses from the operation of Shilong Water World under the entity of Dragon Villa. The 20% losses attributable to the minority shareholder have been borne by the Company as the joint venture has deficiencies in assets and no capital contribution has been made by the minority shareholder.

       Reverse stock split
       -------------------

       On September 21, 2001, the Company effected a one for two common stock split and accordingly, all share amounts in the consolidated financial statements reflect the split.

       Stock options
       -------------

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

       Segment information
       -------------------

       All operating revenue of the Company and its subsidiaries are generated in PRC and Hong Kong Special Administrative Region of PRC. Substantially all revenue for 2001 and 2000 has been derived from the cafeteria business.

       Revenue recognition
       -------------------

       Sales revenue is recognized when goods have been delivered or upon performance of services, and the right to collect payment is established.

                          ASIAN STAR DEVELOPMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       Income taxes
       ------------

       The Company accounts for income taxes under the asset and liability method as required under Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are recognized based on differences between financial statement and tax bases of assets and liabilities, subject to a valuation allowance based upon the likelihood of realization.

       Recent accounting pronouncements
       --------------------------------

       On July 20, 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These statements make significant changes to the accounting for business combinations, goodwill, and intangible assets. SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations and will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. This statement is effective for business combinations completed after June 30, 2001.
       SFAS No. 142 establishes new standards for goodwill acquired in a business combination, eliminates amortization of goodwill, and sets forth methods to periodically evaluate goodwill for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. This statement becomes effective January 1, 2002. The impact of the adoption of SFAS 141 and SFAS 142 on the Company's reported operating results, financial position and existing financial statement disclosure is not expected to be material.

       In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations". SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The impact of the adoption of SFAS 143 on the Company's reported operating results, financial position and existing financial statement disclosure is not expected to be material. In August 2001, Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), was issued. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The impact of the adoption of SFAS 144 on the Company's reported operating results, financial position and existing financial statement disclosure is not expected to be material.

                          ASIAN STAR DEVELOPMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.     BACKGROUND

       Acquisition of Maple City and Shilong Projects
       ----------------------------------------------

       The Company was originally incorporated to consolidate two projects, the Maple City project and Shilong Town project, previously conducted by two Hong Kong companies, namely Honpar Properties Limited ("Honpar") and Honpar (Huangzhou) Properties Limited ("Honpar Huangzhou"), respectively. Honpar and the Company are owned by the same group of shareholders. Honpar Huangzhou is wholly owned by one of the Company's majority shareholders.

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

       The Company issued shares of its common stock in exchange for the entire rights to and interest in the Maple City project and an 80% right to and interest in Dragon Villa and Dragon Entertainment on January 8, 1997.

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

       In December 1998, the Company issued shares of its common stock in exchange for a 100% equity interest in Honpar (Shilong) Properties Limited ("Honpar Shilong"), a company incorporated in Hong Kong and conducting the Shilong Town Hall Project since 1996. Honpar Shilong was previously owned by a major shareholder of the Company. The number of shares was determined based on the historical cost of the total assets and liabilities of Honpar Shilong.

       The above transactions were accounted for as a reorganization of entities under common control by using the pooling of interest method.

                          ASIAN STAR DEVELOPMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.     BACKGROUND (CONTINUED)

       Impairment of Maple City
       ------------------------

       The Maple City project comprises three parcels of land, which are close to each other. The land usage rights certificates of the Maple City project stipulate a lease term of 70 years commencing from 1993 and the total area is approximately 74,000 square meters. The land was contributed to the Company, by a local Chinese partner, at no consideration. It was the original intention of the Company to build a hotel, commercial and entertainment complex on these parcels of land. The concrete structural work of the project was completed by a PRC registered and wholly-owned subsidiary, Honstar Entertainment Centre Ltd. Land improvement of $ 1,876,701 and construction in progress of $ 545,681, for a total of $ 2,422,382, were 100% impaired as of December 2001 because management ascertained that the carrying value of the Maple City project may not be recoverable as no future cash flows from this project can be projected.

       Disposal of Shilong Projects
       ----------------------------

       The Shilong Town Project included Dragon Villa and Dragon Entertainment projects, which were developed by Dongguan Dragon Villa Ltd. and Dongguan Dragon Entertainment Centre Ltd., respectively. The Company disposed of its equity interests in these two companies in April 2000 and July 2000 to Dongguan Shilong Properties Limited. Details of the disposals are as follows:

            Consideration                                 $  2,481,586
            Book value of net assets disposed               (3,978,714)
                                                          -------------

            Loss on disposal                              $ (1,497,128)
                                                          =============

       The Company disposed of the Shilong Water World project to Dongguan Shilong Properties Limited on June 15, 2001 for cash consideration of $1,089,000 and debts assignment to the purchaser of $538,438, totaling $1,627,438. Dongguan Shilong Properties Limited paid cash of $544,500 with the balance being paid in six installments from July 1, 2001 to June 30, 2003. The Company recognized a total loss on disposal of $572,590 as follows:

            Consideration                                 $  1,089,000
            Debts assumed by the purchaser                     538,438
                                                          -------------
            Total consideration                              1,627,438
            Book value of net assets disposed               (2,032,328)
                                                          -------------
            Loss on disposal                                  (404,890)
            Consulting fee                                    (167,700)
                                                          -------------

            Total loss on disposal                        $   (572,590)
                                                          =============

                          ASIAN STAR DEVELOPMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.     BACKGROUND (CONTINUED)

       Harmonic Hall Investment
       ------------------------

       On March 28, 2000, the Company and a subsidiary company, Asian Star (Hong
       Kong) Limited entered into various agreements with Harmonic Hall Investment Holdings Ltd, ("HHI"), whereby the Company and the subsidiary company acquired approximately 52% of the outstanding common stock of HHI for shares of the Company's Common Stock and cash of $650,160. The consummation date of the transaction was on April 15, 2000. The fair value of the common stock was $9,288,000, based on the 7 days weighted average trading share prices prior to the consummation date of the transaction. In addition, the Company advanced a sum of $323,000 to HHI for working capital.

       Following the purchase, management of the Company has not been able to exercise control over the operation of HHI or obtain financial statements of HHI. Accordingly, the financial statements of HHI have not been included in the consolidated financial statements.

       In August 2000, the Company retained legal counsel in Hong Kong to prepare and file a writ with the Court against HHI and a director of HHI for breach of the agreements.

       In September 2000, the Company filed an action in the High Court of the Hong Kong Special Administrative Region seeking return of all monies paid and all shares issued by the Company in the transaction, together with damages as follows:

       (a) rescission of a Subscription and Investment Agreement entered into on March 28, 2000 and return of all monies advanced; and

       (b) rescission of an Agreement in relation to Sales and Purchase of Shares in HHI signed on March 28, 2000 and return of the issued shares or $9,288,000.

       HHI and the director of HHI have made counter claims against the Company and its subsidiary company for breach of the various agreements. Based on the information pleaded in the pleadings filed and served and the instructions obtained by legal Counsel, Counsel is of the view that, whilst it appears HHI and the director of HHI managed to disclose a PRIMA FACIE defense, the claims against them have good prospects.

       Management considers that the Company and its subsidiary company have a strong case against HHI and the director of HHI. Although management is not sure whether HHI and the director of HHI have the financial ability to return the cost of investment and advances under the various agreements, management considers that the chances of an unfavorable outcome to the litigation, significant contingent liabilities and losses as a result of the litigation are remote. However, full provisions for diminution in value of investment of $9,288,000 and the payment and advances of $973,160, totaling $10,261,160, have been made in 2000.

                          ASIAN STAR DEVELOPMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.     BACKGROUND (CONTINUED)

       Cafeteria Business
       ------------------

       In January 2000, the Company acquired 100% equity interests in two Hong Kong companies owned by a consultant to the Company, operating a cafeteria business. Details of the acquisition are as follows:

             Consideration                              $  445,162
             Fair value of net assets acquired            (358,179)
                                                        -----------
             Goodwill                                   $   86,983
                                                        ===========

       The Company issued Common Stock as consideration, whose fair value was determined based on the 7 days weighted average trading prices prior to acquisition. Had the cafeteria business been acquired on January 1, 2000, the Company's operating results for 2000 would have been essentially similar to those actually reported.

       3GEN Systems
       ------------

       On July 6, 2001, a wholly owned subsidiary of the Company, Honpar International Holdings Limited, entered into an agreement with 3GEN Systems of Toronto, Canada to acquire 25% of the total issued shares of 3GEN Systems. 3GEN Systems is a software technology company which develops and deploys technology-driven solutions for small and medium sized businesses. Conway Chow, the managing director and sole owner of 3GEN Systems, is the son of Stephen Chow, the Chairman and CEO of the Company. As consideration, the Company issued 750,000 of its common stock valued at $150,000, determined on the weighted average trading share prices of the 14 days prior to consummation.

       Transfer of all assets and liabilities
       --------------------------------------

       On December 31, 2001, the Company transferred all its assets and liabilities to Honpar Management Limited for no consideration, resulting in a gain of $641,986. Honpar Management Limited is a Hong Kong entity controlled by the Chairman and CEO of the Company. Accordingly, management makes no representation that this transaction could have occurred on similar terms with an unrelated party.

                          ASIAN STAR DEVELOPMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       The consolidated assets and liabilities transferred are as follows:

                                ASSETS

            Cash                                           $    7,034
            Prepaids and other                                 57,005
            Receivable from sale of Water World               453,750
            Inventories - cafeteria                            13,688
            Utility deposits                                   90,904
            Goodwill, net                                      71,761
            Investment in 3GEN                                150,000
            Property and equipment, net                       291,431
                                                           -----------

                                                            1,135,573
                                                           -----------

                             LIABILITIES
            Due to shareholder                              1,299,399
            Accounts payable                                  188,144
            Other accrued expenses                            290,016
                                                           -----------
                                                            1,777,559
                                                           -----------
                              NET GAIN                     $  641,986
                                                           ===========

3.     INCOME TAXES

       No corporate income tax has been provided for 2001 and 2000 as the Company suffered tax losses and has no taxable profits. At December 31, 2001, the Company had a federal net operating loss carryforward of approximately $7,000,000, which, if unused to offset future taxable income, will begin to expire in 2012. The Company had deferred tax assets of approximately $2,500,000 and $1,400,000 at December 31, 2001 and 2000,
       respectively, relating to its net operating loss. A 100% valuation allowance has been recognized to offset the deferred tax assets due to the uncertainty of realizing future benefits.

       Under Section 382 of the Internal Revenue Code, the utilization of net operating loss carryforwards is limited after an ownership change, as defined, to an annual amount equal to the market value of the loss corporation's outstanding stock immediately before the date of the ownership change multiplied by the highest Federal long-term tax exempt rate in effect for any month in the 3 calendar month period ending with the calendar month in which the ownership change occurred. The determination of whether a change in control has occurred can be a very complex process.

4.     LITIGATION

       The Registrant has been named as a defendant in legal actions arising in the ordinary course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the Registrant's financial condition.

                          ASIAN STAR DEVELOPMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.     STOCK OPTIONS

       On July 1,1998, the Board of Directors of the Company approved a Stock Option Plan to provide officers, directors, key employees and consultants with options to purchase shares of common stock as additional compensation for services rendered and/or incentives for services to be rendered to the Company.

       During 2000, the Company granted 230,000 options to key employees and recognized a compensation charge of $283,320 representing the intrinsic value of those options at the date of grant. Also in 2000, the Company granted 420,000 options to consultants. By using the Black Scholes Option Pricing Model, the Company determined that the fair value of the 420,000 options granted to consultants was $503,680. Since the options vest immediately, are non-forfeitable and are not in consideration for future services, the entire amount has been charged to the 2000 profit and loss account.

       A summary of stock option activity follows:

                                             Options             Exercise Price
                                             -------             --------------
       At December 31, 1999                   75,000                 $2.66
       Options expired                       (75,000)                $2.66
       Options granted                       650,000                 $2.50
       Options exercised                     (90,000)                $2.50
                                            ---------                -----
       At December 31, 2000                  560,000                 $2.50
       Options expired                      (560,000)                $2.50
                                            ---------                -----
       At December 31, 2001                        -                     -
                                            =========                =====

       Had compensation cost been determined using the fair value based methodology of SFAS No. 123, there would have been no change in the Company's net loss and loss per share as the fair value of the options equaled their intrinsic value at the date of grant.

6.     GOING CONCERN

       The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. Additional capital infusion is necessary in order to fund current expenditures, acquire business opportunities and achieve profitable operations. This factor raises substantial doubt about the Company's ability to continue as a going concern.

       Historically, one of the Company's directors and major shareholders has provided the Company with substantial financial support. The directors and major shareholders have confirmed their intention to provide continuing financial support so as to enable the Company to meet its liabilities as and when they fall due and carry on its business. The directors believe that the Company will continue as a going concern and consequently have prepared the financial statements on a going concern basis.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

On March 14, 2002, the Company appointed Cacciamatta Accountancy Corporation as its Independent Accountants. Registrant has had no disagreements with the Independent Accountants since the appointment.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

NAME AND ADDRESS (1)            AGE                  POSITION(S) HELD

Stephen Chow (2)                 61                  President, CEO and
                                                     Chairman of the Board
Conway Chow (2)                  30                  Director
Paul Lam                         60                  Director and Secretary
Dr. Paul Tong                    60                  Director

         (1) The address for all Directors is: Unit D-E, 15/F, Lever Tech Centre, Nos. 69-71 King Yip Street, Kwun Tong, Kowloon, Hong Kong.
         (2)      Mr. Stephen Chow is the father of Conway Chow.

Each director is elected by the stockholders to a term of one year and serves until his successor is elected and qualified. Each officer is elected by the Board of Directors to a term of one year and serves until his successor is duly elected and qualified, or until he is removed from office. There are no committees of the Board of Directors.

BACKGROUND OF OFFICERS AND DIRECTORS

Stephen Chow (2) - Mr. Stephen Chow has been Chief Executive Officer, President And Chairman of the Board of Directors of Registrant since inception. For the Past six years, he has also been the Managing Director of Honpar group companies, Hong Kong and Vice President of Enrich Ventures, Ltd., a public corporation traded on the Vancouver Stock Exchange.

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

Conway Chow (2) - Mr. Conway Chow is President of 3GEN Systems, Inc. He graduated from the University of Windsor in with a Bachelor in Computer Science and a Bachelor in Commerce. Mr. Chow gained extensive experience as a management consultant/Project Manger with PricewaterhouseCoopers (Management Consulting Services Group) and Burntsand Inc. Throughout his career, Mr. Chow has analyzed, designed and implemented advanced process and technology solutions for leading corporations including UUNET, Abbott Laboratories, Conpaq, ATT Technologies, SaskTel and Domtar.

Paul Lam - Mr. Lam has been a Director and the Secretary of Registrant since inception. From 1992 to the present, he has been the Managing Director of CNT Group Ltd., a Hong-Kong publicly-traded paint manufacturing company. Mr.Lam graduated from the University of California-Berkeley in 1966 with a B.A. Degree in Chemistry. He is currently a committee member of the Chinese People Political Consultative Conferences (CPPCC) of Shenyang City, Liaoling Province and Chengdu City, Sichuan, respectively.

Dr. Paul Tong - Dr. Tong has been a Director of Registrant since March 2, 1998. From 1995 to September 1997, he has been the Chief Executive Officer of Pacific Century Regional Developments Ltd., with responsibility for infrastructure and property developments. Dr. Tong graduated from the University of Manchester, U.K. in 1970 with a PhD. He is currently a member of the Institute of Civil Engineers, London and the Hong Kong Institute of Engineers.

EMPLOYMENT AGREEMENTS

None of Registrant's officers or directors are currently party to employment agreements with Registrant. Registrant presently has no pension, health, annuity, bonus, insurance, profit sharing or similar benefit plans; however, it may adopt such plans in the future. There are presently no personal benefits available for directors, officers or employees of Registrant, except for options granted by the Board of Directors to certain officers, directors and consultants to Registrant.
                                        9

ITEM 10.   EXECUTIVE COMPENSATION

The Company pays no annual remuneration to its directors.
Stephen Chow, CEO of Registrant, waived his annual compensation of $120,000 for fiscal years 2001 and 2000.

Sang Chan, Director, received a salary of $5,128 in 2001 and $16,770 in 2000. The other officers and directors of Registrant do not currently receive cash remuneration or salaries for their efforts.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the shares of Registrant's Common Stock beneficially owned for (i) each stockholder known by Registrant to be the beneficial owner of 5% or more of Registrant's issued and outstanding Common Stock; (ii) each of Registrant's officers and directors; and (iii) all officers and directors as a group. At December 31, 2001, there were 8,623,008 shares of Common stock outstanding.

         Name                       Common Stock      Percent of Class

         Stephen Chow                2,700,000             31.31

         Conway Chow                   750,000              8.70

         Paul Lam                       25,000              0.29

         Dr. Paul Tong                  55,000              0.64

         As a group                  3,530,000             40.94

There are no arrangements, known to Registrant, including any pledge by any person of securities of Registrant, which may, at a subsequent date, result in a change in control of Registrant.

FUTURE SALES BY EXISTING STOCKHOLDERS

All shares of Common Stock of Registrant are "restricted securities", as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Act ("Rule 144"), save and except the 180,900 shares which were issued under a public offering in the State of New York, pursuant to an exemption provided by Rule 504 of Regulation D, promulgated under the Securities Act of 1933, as amended, which are not "restricted securities" under Rule 144 and can be publicly sold, except for those Shares purchased by "affiliates" of Registrant, as that term is defined in Rule 144.

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

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Acquisition of Maple City and Shilong Projects and Disposal of Shilong Projects

The Company was originally incorporated to consolidate two projects, the Maple City project and Shilong Town project, previously conducted by two Hong Kong companies, namely Honpar Properties Limited ("Honpar") and Honpar (Huangzhou) Properties Limited ("Honpar Huangzhou"), respectively. Honpar and the Company are owned by the same group of shareholders. Honpar Huangzhou is wholly owned by one of the Company's majority shareholders.

The Shilong Town project was conducted through two equity joint venture companies in the PRC, Dongguan Dragon Villa Ltd. ("Dragon Villa") and Dongguan Dragon Entertainment Centre Ltd. ("Dragon Entertainment"), in which Honpar Huangzhou owned an 80% interest.

The Company issued shares of its common stock in exchange for the entire rights to and interest in the Maple City project and an 80% right to and interest in Dragon Villa and Dragon Entertainment on January 8, 1997.
                                        10

In October 1997, the Company entered into a co-operative joint venture agreement in respect of the development of Shilong Water World located in Shilong Town in the PRC through Dragon Villa. The joint venture constructed a water entertainment complex which includes facilities such as a restaurant, swimming pools and a kiosk.

In December 1998, the Company issued shares of its common stock in exchange for a 100% equity interest in Honpar (Shilong) Properties Limited ("Honpar Shilong"), a company incorporated in Hong Kong and conducting the Shilong Town Hall Project since 1996. Honpar Shilong was previously owned by a major shareholder of the Company. The number of shares was determined based on the historical cost of the total assets and liabilities of Honpar Shilong.

The Shilong Town Project included Dragon Villa and Dragon Entertainment projects, which were developed by Dongguan Dragon Villa Ltd. And Dongguan Dragon Entertainment Centre Ltd., respectively. The Company disposed of its equity interests in these two companies in April 2000 and July 2000 to Dongguan Shilong Properties Limited. Details of the disposals are as follows:

         Sales consideration                        $  2,481,586
         Book value of net assets disposed            (3,978,714)
                                                    -------------
         Loss on disposal                           $ (1,497,128)
                                                    =============

The Company disposed of the Shilong Water World project to Dongguan Shilong Properties Limited on June 15, 2001 for cash consideration of $1,089,000 and debts assignment to the purchaser of $538,438, totaling $1,627,438. Dongguan Shilong Properties Limited paid cash of $544,500 with the balance being paid in six installments from July 1, 2001 to June 30, 2003. The Company recognized a total loss on disposal of $572,590 as follows:

         Consideration                                $ 1,089,000
         Debts assumed by the purchaser                   538,438
                                                      ------------
         Total consideration                            1,627,438
         Book value of net assets disposed             (2,032,328)
                                                      ------------
         Loss on disposal                                (404,890)
         Consulting fee                                  (167,700)
                                                      ------------
         Total loss on disposal                       $  (572,590)
                                                      ============

Cafeteria Business

In January 2000, the Company acquired 100% equity interests in two Hong Kong companies, which were owned by a consultant to the Company, and are operating a cafeteria business. Details of the acquisitions are as follows:

       Consideration                                  $   445,162
       Fair value of net assets acquired                 (358,179)
                                                      ------------
       Goodwill                                       $    86,983
                                                      ============

The Company issued Common Stock as consideration. The fair value of the Common Stock was determined based on the 7 days weighted average trading prices prior to the date of completion of the acquisition.

3GEN Systems

On July 6, 2001, a wholly owned subsidiary of the Company, Honpar International Holdings Limited, entered into an agreement with 3GEN Systems of Toronto, Canada to acquire 25% of the total issued shares of 3GEN Systems. 3GEN Systems is a software technology company which develops and deploys technology-driven solutions for small and medium sized businesses. Conway Chow, the managing director and sole owner of 3GEN Systems, is the son of Stephen Chow, the Chairman and CEO of the Company.

As consideration, the Company issued 750,000 of its common stock valued at $150,000, determined on the weighted average trading share prices of the 14 days prior to consummation.
                                        11

Transfer of all assets and liabilities

On December 31, 2001, the Company transferred all its assets and liabilities to Honpar Management Limited for no consideration, resulting in a gain of $641,986 because the liabilities transferred exceeded the assets by that amount. Honpar Management Limited is a Hong Kong entity controlled by the Chairman and CEO of the Company. Accordingly, management makes no representation that this transaction could have occurred on similar terms with an unrelated party.

The consolidated assets and liabilities transferred are as follows:

                                     ASSETS
            Cash                                  $    7,034
            Prepaids and other                        57,005
            Receivable from sale of Water World      453,750
            Inventories - cafeteria                   13,688
            Utility deposits                          90,904
            Goodwill, net                             71,761
            Investment in 3GEN                       150,000
            Property and equipment, net              291,431
                                                  -----------

                                                   1,135,573
                                                  -----------

          LIABILITIES
            Due to shareholder                     1,299,399
            Accounts payable                         188,144
            Other accrued expenses                   290,016
                                                  -----------

                                                   1,777,559
                                                  -----------

               Net gain                           $  641,986
                                                  ===========


ITEM 13.    EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

a) All required exhibits, including the Company's Articles of Incorporation, and Bylaws, are attached to the Company's Form 10-SB, filed on December 1, 1999. All previously filed exhibits are incorporated herein by reference.

b)       No report was filed on Form 8K during the quarter ended December 31,
         2001.
                                        12

                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, Registrant caused the registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

ASIAN STAR DEVELOPMENT, INC.
A Nevada corporation

By: /s/ STEPHEN CHOW                            Dated: April 15, 2002
    --------------------------------------
        Stephen Chow
        Chairman, Chief Executive Officer,
        President and acting Principal
        Accounting Officer