Form 10QSB
period 2002-03-31
ASIAN STAR DEVELOPMENT INC /NV
filed 2002-05-20
CIK 1046883

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

            ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                         COMMISSION FILE NUMBER: 0-26029


                          ASIAN STAR DEVELOPMENT, INC.
             ______________________________________________________
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)




       NEVADA                                           88-0866395
_______________________                     ____________________________________
(STATE OF ORGANIZATION)                     (I.R.S. EMPLOYER IDENTIFICATION NO.)


                        UNIT D-E, 15/F LEVER TECH CENTRE
                              69-71 KING YIP STREET
                                    KWUN TONG
                                     KOWLOON
                                    HONG KONG
                    ________________________________________
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


                                 (852) 2721-0936
               __________________________________________________
               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE



CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X]

THERE ARE 17,246,015 SHARES OF COMMON STOCK OUTSTANDING AS OF March 31, 2002

                          ASIAN STAR DEVELOPMENT, INC.




--------------------------------------------------------------------------------



              UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

   FOR THE THREE AND TWELVE MONTHS ENDED MARCH 31, 2002 AND DECEMBER 31, 2001


--------------------------------------------------------------------------------

                          ASIAN STAR DEVELOPMENT, INC.

                                   FORM 10-QSB

                                TABLE OF CONTENTS


                                                                            PAGE

PART 1        FINANCIAL INFORMATION


ITEM 1     CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

           Consolidated Condensed Balance Sheets as of December 31, 2001
           and March 31, 2002                                              F - 1

           Consolidated Condensed Statements of Operations for the Three
           Months Ended March 31, 2001 and 2002                            F - 2

           Consolidated Condensed Statements of Cash Flows for the Three
           Months Ended March 31, 2001 and 2002                            F - 3

           Notes to Consolidated Condensed Financial Statements        F-4 to 10

ITEM 1. UNAUDITED FINANCIAL STATEMENTS



                          ASIAN STAR DEVELOPMENT, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            (EXPRESSED IN US DOLLARS)




                                                                       DECEMBER 31,            MARCH 31,
                                                                           2001                  2002
                                                                       (AUDITED)             (UNAUDITED)

                                                             ASSETS

CURRENT ASSETS
Cash and cash equivalents                                              $          0           $  47,164
                                                                       ____________           _________
 Total current and total assets                                        $          0           $  47,164
                                                                       ============           =========


                                              LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Due to a shareholder                                                   $          0           $  53,984
Accrued expenses                                                                  0              30,000
                                                                       ____________           _________
 Total current liabilities and total liabilities
                                                                                  0              83,984
                                                                       ____________           _________

SHAREHOLDERS' DEFICIT
  Common Stock, $.001 par value; 1,000,000,000 shares
        authorized; 8,623,008 shares outstanding
                                                                              8,623               8,623
  Additional paid in capital                                             19,776,856             446,326
  Retained deficit                                                       19,785,479            (491,769)
                                                                       ____________           _________
  Total shareholders' deficit                                                     0             (36,820)

  Total liabilities and shareholders deficit
                                                                       $          0           $  47,164
                                                                       ============           =========




                          ASIAN STAR DEVELOPMENT, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                            (EXPRESSED IN US DOLLARS)


                                                                                FOR THE THREE MONTHS ENDED MARCH 31,
                                                                                  2002                       2001

Revenue, net                                                                   $      105                 $   273,457

Cost of sales                                                                           0                    (229,141)
                                                                               __________                 ___________
Gross profit                                                                            0                      44,316
                                                                               __________                 ___________

Selling, general and administrative expenses                                      (36,925)                   (151,177)
Other income, net                                                                       0                         654
                                                                               __________                 ___________

Loss before income taxes                                                          (36,820)                   (106,207)

Income taxes                                                                            0                           0
                                                                               __________                 ___________

Net loss                                                                       $  (36,820)                $  (106,207)
                                                                               ==========                 ===========

Net loss per share basic and diluted                                           $     0.00                 $      0.00
                                                                               ==========                 ===========
Weighted average number of common shares outstanding - basic and
    diluted                                                                     8,623,008                  15,746,015
                                                                               ==========                 ===========


The accompanying notes are an integral part of these consolidated condensed  financial statements.




                          ASIAN STAR DEVELOPMENT, INC.

           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
                            (EXPRESSED IN US DOLLARS)


                                                                                      FOR THE THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                       2001                 2002

CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                                       $(106,207)          $ (36,820)
      Adjustments to reconcile net loss to    net cash provided by/(used
        in) operating activities
     Depreciation and amortization                                                    $ 57,606                   0
     Changes in operating assets and Liabilities:
     Prepayments                                                                        (6,024)                  0
     Inventories                                                                         1,451                   0
     Other assets                                                                       (1,212)                  0
     Accounts payable                                                                  (17,159)                  0
     Other payables                                                                    (20,043)                  0
     Accrued expenses                                                                  (50,666)             30,000
                                                                                     _________           _________

     NET CASH USED IN OPERATING ACTIVITIES                                            (142,254)             (6,820)
                                                                                     _________           _________

     CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of construction materials and fixed assets
                                                                                           (91)                  0
                                                                                     _________           _________

     NET CASH USED IN INVESTING ACTIVITIES                                                 (91)                  0
                                                                                     _________           _________

     CASH FLOWS FROM FINANCING ACTIVITIES
     Advances from a shareholder                                                        68,517              53,984
                                                                                     _________           _________

     NET CASH PROVIDED BY FINANCING ACTIVITIES                                          68,517              53,984
                                                                                     _________           _________

NET INCREASE/(DECREASE) IN CASH AND CASH
     EQUIVALENTS                                                                       (73,828)             47,164

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD
                                                                                       114,832                   0
                                                                                     _________           _________

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $  41,004           $  47,164
                                                                                     =========           =========


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

The Company and its subsidiaries suffered losses of $106,207 and 36,820, for the first quarter ended March 31, 2001, and 2002, respectively, and had negative working capital as of March 31, 2001, and 2002. Historically, one of the Company's directors and major shareholders provided the Company with substantial sources of finance for the operations of the Company.

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

                          ASIAN STAR DEVELOPMENT, INC.

              Notes to Consolidated Condensed Financial Statements


NOTE 2     - LAND USAGE RIGHT, LAND IMPROVEMENT AND CONSTRUCTION IN PROGRESS
________________________________________________________________________________

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

In 2001, management ascertained that the carrying value of the maple City project may not be recoverable as no future cash flows from this project can be projected.

Land usage rights, land improvement and construction in progress comprise the following:

                                                 2001                 2002
   Land usage rights                                -                    -
   Land improvement                         1,876,701                    -
   Construction in progress                   139,920                    -
   Overhead costs  *                          405,761                    -
                                           _______________________________

                                           $2,422,382                   $-
                                           ===============================


* Overhead costs represent all accumulated indirect costs such as project supervisors' salaries, certain travel and administrative expenses, and legal fees related to the projects. The accumulated overhead costs are allocated to the respective projects based on the actual time spent on each project.




NOTE 3      - COMMITMENTS AND CONTINGENCIES
_______________________________________________

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


NOTE 4      - COMMON STOCK, ADDITIONAL PAID-IN CAPITAL
__________________________________________________________

There was no share of Common Stock issued during the three months ended March 31, 2001 or 2002. All share options granted to employees and consultants were expired as of March 31, 2001.

NOTE 5      - SEGMENTAL ANALYSIS
____________________________________

                                             3 months ended     3 months ended
REVENUE                                      March 31, 2001     March 31, 2002
Operating income from Cafeteria business        235,002                  -
Contracting income from Water World              24,002                  -
Commission income from sales of souvenir         14,255                  -
________________________________________________________________________________
                                                273,457                  -

GROSS (LOSS)/PROFIT CONTRIBUTION
Cafeteria business                                9,037                  -
Water World                                      24,200                  -
Sales of souvenir                                11,079                  -
________________________________________________________________________________
                                                44,316                   -
================================================================================

NOTE 6      - INCOME TAXES
______________________________

No corporate income tax has been provided for the year ended December 31, 2001 and 3 months ended March 31, 2002 as the Company suffered tax losses for the year/period and has no taxable profits.

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

                          ASIAN STAR DEVELOPMENT, INC.

                      Management's Discussion and Analysis


LIMITED OPERATING HISTORY; ACCUMULATED DEFICIT; NEED FOR ADDITIONAL CAPITAL

There is limited historical financial information about the Company upon which to base an evaluation of the Company's performance or to make a decision regarding an investment in shares of Company's Common Stock. The Company has an accumulated deficit of $16,758,327 and $491,769 as of March 31, 2001, and 2002, respectively . The Company's cash and cash equivalents increased from $0 at December 31, 2001 to $47,164 at March 31, 2002

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     ASIAN STAR DEVELOPMENT INC.



Date:  May 20, 2002                  By: /s/ STEPHEN CHOW
                                        --------------------------------
                                        Name:     Stephen Chow
                                        Title:    President