Form 10QSB
period 2002-06-30
ASIAN STAR DEVELOPMENT INC /NV
filed 2002-08-19
CIK 1046883

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB


            ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002


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

THERE ARE 17,246,015 SHARES OF COMMON STOCK OUTSTANDING AS OF JUNE 30, 2002

                          ASIAN STAR DEVELOPMENT, INC.




________________________________________________________________________________


              UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2002


________________________________________________________________________________

                          ASIAN STAR DEVELOPMENT, INC.

                                   FORM 10-QSB

                                TABLE OF CONTENTS







PART 1        FINANCIAL INFORMATION


ITEM 1        CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

              Consolidated  Condensed Balance Sheets as of
              December 31, 2001 and unaudited  Consolidated
              Condensed  Balance  Sheets as of June 30, 2002               F - 1

              Unaudited  Consolidated Condensed Statements
              of Operations for the Three and Six Months Ended
              June 30, 2001 and 2002                                       F - 2

              Unaudited  Consolidated Condensed Statements of
              Cash Flows for the Three and Six Months Ended
              June 30, 2001 and 2002                                       F - 3

              Notes to Consolidated Condensed Financial Statements    F - 4 to 7


ITEM 2        MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 6.       EXHIBITS

              99.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



SIGNAUTES

ITEM 1. UNAUDITED FINANCIAL STATEMENTS



                          ASIAN STAR DEVELOPMENT, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            (EXPRESSED IN US DOLLARS)


                                                                    December 31, 2001          June 30, 2002
                                                                        (audited)               (unaudited)
                                                                    _________________          _____________

                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                            $          -              $   2,917
                                                                       ____________              _________
    Total current and total assets                                     $          -              $   2,917
                                                                       ============              =========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
  Due to shareholder                                                   $          -              $  59,995
  Accrued expenses                                                                -                 18,104
                                                                       ____________              _________
    Total current and total liabilities                                $          -              $  78,099
                                                                       ============              =========
SHAREHOLDERS' DEFICIT
  Common stock, $.001 par; 1,000,000,000 shares
    authorized and 8,623, 008 outstanding                                     8,623                  8,623
  Additional paid in capital                                             19,776,856                446,326
  Retained deficit                                                      (19,785,479)              (530,131)
                                                                       ____________              _________
    Total shareholders' deficit                                                   -                (75,182)
                                                                       ____________              _________
    Total liabilities and shareholders deficit                         $          -              $   2,917
                                                                       ============              =========


See the Notes to the Interim Financial Statements.



                          ASIAN STAR DEVELOPMENT, INC.

                            STATEMENTS OF OPERATIONS
For the Six Months and the Three Months Ended June 30, 2002, and 2001 (Expressed in U.S. Dollars)


                                                      For the Six Months Ended             For the Three Months Ended
                                                  ________________________________       _______________________________
                                                  June 30, 2002      June 30, 2001       June 30, 2002     June 30, 2001
                                                  _____________      _____________       _____________     _____________

Revenue
Revenue, net                                       $        -         $   573,447         $        -        $   299,990
Cost of goods sold                                          -            (479,680)                             (250,539)
                                                   __________         ___________         __________        ___________
Gross profit                                                -              93,767                  -             49,451

Expenses
General and administrative expenses                   (75,258)           (326,865)           (38,333)          (175,688)
Other income, net                                          76            (385,861)               (29)          (386,515)
                                                   __________         ___________         __________        ___________
Net loss before income taxes                          (75,182)           (618,959)           (38,362)          (512,752)
Provision for income taxes                                  -                   -                  -                  -
                                                   __________         ___________         __________        ___________
Net loss                                           $  (75,182)        $  (618,959)        $  (38,362)       $  (512,752)
                                                   ==========         ===========         ==========        ===========
Loss per share
- basic and diluted                                $    (0.01)        $     (0.04)        $    (0.00)       $     (0.03)
                                                   ==========         ===========         ==========        ===========
Weighted average shares outstanding
- basic and diluted                                 8,623,008          15,746,015          8,623,008         15,746,015
                                                   ==========         ===========         ==========        ===========


See Notes to the Interim Financial Statements




                          ASIAN STAR DEVELOPMENT, INC.

          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
                          (Expressed in U.S. Dollars)


                                                                 For the Six Months Ended
                                                            _________________________________
                                                            June 30, 2002       June 30, 2001
                                                            _____________       _____________

CASH FLOWS FORM OPERATING ACTIVITIES
  Net Loss                                                    $ (75,182)         $ (618,959)
  Adjustments to reconcile net loss to net cash
    to cash from operating activities:
  Depreciation and amortization                                       -             102,679
  Loss on disposal of subsidiaries                                    -             404,890
  Changes in operating assets and liabilities:
    Prepayments                                                       -              (6,973)
    Inventories                                                       -               2,100
    Other assets                                                      -               5,267
    Accounts payable                                                  -             (64,654)
    Other payables                                                    -             (24,393)
    Accrued expenses                                             18,104               9,817
                                                              _________          __________
      Net cash used in operating activities                     (57,078)           (190,226)
                                                              _________          __________

CASH FLOW FROM INVESTING ACTIVITIES
  Purchase of construction material and fixed assets                  -                (362)
                                                              _________          __________
    Net cash used in investing activities                             -                (362)
                                                              _________          __________

CASH FLOWS FROM FINANCING ACTIVITIES
  Advances from shareholder                                      59,995              79,791
                                                              _________          __________
    Net cahs from financing activities                           59,995              79,791
                                                              _________          __________
    Net increase/(Decrease) in cash and cash equivialents         2,917            (110,797)

    Cash and cash equivanelents at beginning of period                -             114,832
                                                              _________          __________
    Cash and cash equivalents at the end of period            $   2,917          $    4,035
                                                              =========          ==========

SUPPLEMETNAL INFORMATIONA AND NON CASH TRASACTIONS

During the periods ended June 30, 2002, and 2001, the Company paid no interest or taxes.

During the period ended Juen 30, 2001, the Company disposed of its investment in Shilong
Water World Project.


See the Accompanying Notes to the Interim Financial Statements


                          ASIAN STAR DEVELOPMENT, INC.
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  June 30, 2002


         1.       BASIS OF PRESENTATION
         The accompanying unaudited interim financial statements of Literary Playpen, Inc. (the "Company") have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America, pursuant to the Securities and Exchange Commission rules and regulations. In management's opinion all adjustments necessary for a fair presentation of the results for interim periods have been reflected in the interim financial statements. The results of operations for any interim period are not necessarily indicative of the results for a full year. All adjustments to the financial statements are of a normal recurring nature.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Such disclosures are those that would substantially duplicate information contained in the most recent audited financial statements of the Company, such as significant accounting policies. Management presumes that users of the interim statements have read or have access to the audited financial statements and notes thereto included in the Company's most recent annual report on Form 10KSB.

         The consolidated financial statements are reported in US Dollars ("$")

         NEW PRONOUNCEMENTS
         In May 2002 the Financial Accounting Standards Board (`FASB') issued SFAS 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This pronouncement requires that gains or losses arising from early extinguishments of debt that are part of a company's recurring operations (i.e., a risk management strategy) would not be reported as extraordinary items. The statement also provides that modifications to a capital lease that make it an operating lease be accounted for as a sale-leaseback. Management feels that the early adoption of SFAS No. 145 has not had a material effect on the financial results.

                          ASIAN STAR DEVELOPMENT, INC.
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  June 30, 2002


         1.       BASIS OF PRESENTATION (CONTINUED)
                  GOING CONCERN
         These financial statements have been prepared assuming that the Company will continue as a going concern. The Company existing cash, other material assets, and available credit are insufficient to fund the Company's cash flow needs for the next year. Their ability to continue as a going concern is dependent on their ability to generate revenues or raise funds through sale of their equity securities. The directors and major shareholders have confirmed their intention to provide continuing financial support so as to enable the Company to meets its liabilities as and when they fall due and carry on its business without significant curtailment of operations for the foreseeable future. Management of the Company believe it will continue as a going concern and consequently have prepared the financial statement on a going basis.

         2. LAND USE RIGHTS, LAND IMPROVEMENTS AND CONSTRUCTION IN PROGRESS MAPLE CITY (LAND OCCUPANCY TERM: 70 YEARS)
         The maple City project, which is developed by the Company, comprises three parcels of land which are close to each other. The land use tights certificates of Maple City project stipulate a lease term of 70 years commencing from 1993 and the total area is approximately 74,000 square meters. The land was contributed by a local Chinese partner to the Company at no consideration. It was the original intention of the Company to build a hotel, commercial and entertainment complex on these parcels of land. The concrete structural work of the project was completed by a PRC registered and wholly0-owned subsidiary, Honstar Entertainment Centre Ltd. During the period no construction costs were incurred for this project, as management prefers to hold the project development until a recovery of the property market in China occurs.

         In 2001 management ascertained that the carrying value of the Maple City project may not be recoverable as no future cash flows from this project can be projected.

                          ASIAN STAR DEVELOPMENT, INC.
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  June 30, 2002


         2. LAND USE RIGHTS, LAND IMPROVEMENTS AND CONSTRUCTION IN PROGRESS (CONTINUED)
                  MAPLE CITY (LAND OCCUPANCY TERM: 70 YEARS) (CONTINUED)
         Land usage rights, land improvements and construction in progress comprise the following:
                                            2001                2002
                                         __________            ______

         Land usage rights               $        0            $   0
         Land improvements                1,876,701                0
         Construction in progress           139,920                0
         Overhead cost                      405,761                0
                                         __________            ______
                                         $2,422,382            $   0
                                         ==========            ======

         Overhead cost represent all accumulated indirect cost such as project supervisors' salaries, certain travel and administrative expenses, and legal fess related to the project.




         3.       SEGMENT ANALYSIS
                                                      Six Months Ended     Six Months Ended
                                                       June 30, 2001        June 30, 2002
                                                      ________________     ________________

         Revenue
         Operating income from Cafeteria business        $ 505,929             $  0
         Contracting income from Water World                48,400                0
         Others                                             19,118                0
                                                         _________             ____
                                                           625,258                0
         Gross Profit on Contributions
         Cafeteria business                                 29,599                0
         Water World                                        48,400                0
         Others                                             15,768                0
                                                         _________             ____
                                                         $  93,767             $  0
                                                         =========             ====

                          ASIAN STAR DEVELOPMENT, INC.
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  June 30, 2002


         3.       SEGMENT ANALYSIS (CONTINUED)

                                            As of                     As of
                                      December 31, 2001            June 30, 2002
                                      _________________            _____________
         Total Assets
         Cafeteria business               $   0                       $     0
         Water World                          0                             0
         Maple City                           0                             0
         Holding Company                      0                             0
         Other                                0                         2,917
                                          _____                       _______
                                          $   0                       $ 2,917
                                          =====                       =======
         Total Liabilities
         Cafeteria business               $   0                       $     0
         Water World                          0                             0
         Maple City                           0                             0
         Holding Company                      0                             0
         Other                                0                        79,099
                                          _____                       _______
                                          $   0                       $79,099
                                          =====                       =======

                          ASIAN STAR DEVELOPMENT, INC.

                      Management's Discussion and Analysis


LIMITED OPERATING HISTORY; ACCUMULATED DEFICIT; NEED FOR ADDITIONAL CAPITAL

There is limited historical financial information about the Company upon which to base an evaluation of the Company's performance or to make a decision regarding an investment in shares of Company's Common Stock. The Company has an accumulated deficit of $16,652,120 and $530,131 as of June 30, 2001, and June 30, 2002, respectively . The Company's cash and cash equivalents increased from $0 at December 31, 2001 to $2,917 at June 30, 2002. The Company is currently inactive and looking for business opportunities and the capital to implement any such opportunities.


ITEM 6.   EXHIBITS

        99.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     ASIAN STAR DEVELOPMENT INC.



Date:  August 19, 2002                  By: /s/ STEPHEN CHOW
                                        ____________________
                                        Name:   Stephen Chow
                                        Title:  President