Form 10QSB
period 2002-09-30
ASIAN STAR DEVELOPMENT INC /NV
filed 2002-11-13
CIK 1046883

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB


          QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2002


                         Commission file number: 0-26029


                          ASIAN STAR DEVELOPMENT, INC.
             ______________________________________________________
             (Exact name of registrant as specified in its charter)


             Nevada                                              88-0866395
_________________________________                            ___________________
  (State or other jurisdiction                                (I.R.S. Employer
of Incorporation or organization)                            Identification No.)


                        Unit D-E, 15/F Lever Tech Centre
                              69-71 King Yip Street
                                    Kwun Tong
                               Kowloon, Hong Kong
                    ________________________________________
                    (Address of principal executive offices)


      (852) 2721-0936                                     (852) 2722-7957
___________________________                         ____________________________
(Issuer's telephone number)                         (Issuer's telecopier number)



              ____________________________________________________
              (Former name, former address and former fiscal year,
                         if changed since last report)



Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes [ ]   No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each the issuer's classes of common equity, as of the latest practicable date: $0.001 par Value Common Shares. 8,623,008 as of September 30, 2002.

Transitional Small Business Disclosure Format (Check One)  Yes [ ]   No [x]

                          ASIAN STAR DEVELOPMENT, INC.

                                   FORM 10-QSB

                               SEPTEMBER 30, 2002


                                    CONTENTS



                                                                            PAGE
PART I - FINANCIAL INFORMATION

Item 1-  Consolidated Financial Statements:
         Consolidated Balance Sheet as of December 31, 2001 and unaudited     1
         Consolidated Balance Sheet as of September 30, 2002

         Unaudited Consolidated Statements of Operations for the Three and    2
         Nine Months Ended September 30, 2001 and 2002

         Unaudited Consolidated Statements of Cash Flows for the Nine
         Months Ended September 30, 2001 and 2002                             3
         Notes to Consolidated Financial Statements                           4

Item 2-  Management's Discussion and Analysis

PART II - OTHER INFORMATION

Item 6 - Exhibits


                          ASIAN STAR DEVELOPMENT, INC.
                           CONSOLIDATED BALANCE SHEETS
                            (EXPRESSED IN US DOLLARS)

                                                  SEPTEMBER 30,       DECEMBER 31
                                                       2002              2001
AS AT                                              (UNAUDITED)         (AUDITED)
__________________________________________________________________________________

                                     ASSETS


CURRENT
   Cash and cash equivalents                      $      1,697        $          -
   Other assets                                            376                   -
                                                  ____________        ____________
      Total current and total assets              $      2,073        $          -
                                                  ============        ============



                      LIABILITIES AND SHAREHOLDERS' DEFICIT


CURRENT
   Due to related party                           $     33,371        $          -
   Due to shareholder                                   89,857                   -
   Accrued expenses                                      5,000                   -
                                                  ____________        ____________
      Total current and total liabilities         $    128,228        $          -
                                                  ============        ============


                              SHAREHOLDERS' DEFICIT

Common Stock, $0.001 par value
   1,000,000,000 shares authorized                       8,623               8,623
   8,623,008 shares issued and outstanding
   as of September 30, 2002 and
   December 31, 2001

Additional paid-in capital                          19,776,856          19,776,856
Accumulated deficit                                (19,911,634)        (19,785,479)
                                                  ____________        ____________
      Total Shareholders' deficit                     (126,155)                  -
                                                  ============        ============

Total liabilities and shareholders' deficit       $      2,073        $          -
                                                  ============        ============



________________________________________________________________________________

                           See Accompanying Notes                             1.


                          ASIAN STAR DEVELOPMENT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            (EXPRESSED IN US DOLLARS)

___________________________________________________________________________________________________________________

                                                     NINE MONTHS ENDED                      THREE MONTHS ENDED
                                                       SEPTEMBER 30,                          SEPTEMBER 30,
                                               _____________________________      _________________________________
                                                  2002             2001                2002               2001
                                               (UNAUDITED)      (UNAUDITED)        (UNAUDITED)         (UNAUDITED)
                                               __________       ____________      _____________        ____________

Revenue
     Revenue, net                              $        -       $          -      $           -        $          -
     Cost of goods sold                                 -                  -                  -                   -
                                               __________       ____________      _____________        ____________
     Gross profit                                       -                  -                  -                   -
Expenses
     Selling, general and                        (126,170)          (194,576)           (50,912)            (97,780)
         administration
     Other income (loss), net                          15                  -                (61)                  -
                                               __________       ____________      _____________        ____________
     Loss from continuing                        (126,155)          (194,576)           (50,973)            (97,780)
                                               __________       ____________      _____________        ____________
        operations
Discontinued operations
     Loss from operations of
        discontinued subsidiaries                       -           (185,350)                 -             (68,077)
     Loss on disposal of
        subsidiaries                                    -           (572,590)                 -            (167,700)
                                               __________       ____________      _____________        ____________
     Loss from discontinued
        operations                                      -           (757,940)                 -            (235,777)
                                               __________       ____________      _____________        ____________
     Net loss before income taxes                (126,155)          (952,516)           (50,973)           (333,557)
     Provisions for income taxes                        -                  -                  -                   -
                                               __________       ____________      _____________        ____________
     Net Loss                                  $ (126,155)      $   (952,516)     $     (50,973)       $   (333,557)
                                               ==========       ============      =============        ============
     Loss per share - basic and
        diluted                                $   (0.015)      $     (0.060)     $      (0.006)       $     (0.021)
     Weighted average number of
        shares outstanding - basic              8,623,008         15,822,938          8,623,008          15,974,276
         and diluted


________________________________________________________________________________

                           See Accompanying Notes                             2.


                          ASIAN STAR DEVELOPMENT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (EXPRESSED IN US DOLLARS)

____________________________________________________________________________________________


                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                            _______________________________
                                                                2002               2001
                                                             (UNAUDITED)        (UNAUDITED)
                                                             __________         __________

CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                               $ (126,155)        $ (952,516)
Adjustments to reconcile net loss to net cash used
      in operating activities
          Depreciation and amortization                               -            128,717
          Loss on disposal of subsidiaries                            -            572,590
          Changes in operating assets and liabilities:
              Prepayments                                             -            (27,322)
              Inventories                                             -              5,501
              Other assets                                         (376)             4,552
              Accounts payable                                        -            (73,441)
              Other payables                                          -            (27,089)
              Due to shareholder                                 89,857                  -
              Accrued expenses                                    5,000            (39,089)
                                                             __________         __________

NET CASH USED IN OPERATING ACTIVITIES                           (31,674)          (408,097)
                                                             __________         __________

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of construction materials and fixed assets                  -             (2,002)
Net proceeds from disposal of subsidiaries                            -            460,650
                                                             __________         __________

NET CASH PROVIDED BY INVESTING ACTIVITIES                             -            458,648
                                                             __________         __________

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment by a shareholder                                            -           (131,147)
Advance from related party                                       33,371                  -
                                                             __________         __________

NET CASH PROVIDED BY  (USED IN) FINANCING ACTIVITIES             33,371           (131,147)
                                                             __________         __________

NET INCREASE / (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                                   1,697            (80,596)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      -            114,832
                                                             __________         __________

CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $    1,697         $   34,236
                                                             ===========        ==========

SUPPLEMENTAL DISCLOSURE OF SIGNIFICANT NON CASH
   INVESTING AND FINANCING ACTIVITIES
   Issuance of 750,000 common stocks in year 2001
      for acquiring equity interests in investments          $        -         $  150,000
                                                             ==========         ==========

DURING THE PERIOD ENDED SEPTEMBER 30, 2002 AND
    2001, THE COMPANY PAID NO INTEREST OR TAXES


________________________________________________________________________________

                           See Accompanying Notes                             3.

                          ASIAN STAR DEVELOPMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002
                            (EXPRESSED IN US DOLLARS)

________________________________________________________________________________


1.       BASIS OF PRESENTATION

         The accompanying unaudited interim financial statements of Asian Star Development, Inc. and its subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States.

         The consolidated financial statements are reported in US Dollars ("$").

         In the opinion of management, all adjustments necessary for a fair presentation of the interim results have been reflected in the interim financial statements. However, these results are not necessarily indicative of the operating results for any other interim period or for the full year. All adjustments are of a normal recurring nature unless specified in a separate note included in these notes to unaudited consolidated financial statements.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Such disclosures are those that would substantially duplicate information contained in the most recent audited financial statements of the Company, such as significant accounting policies. Management presumes that users of the interim statements have read or have access to the audited financial statements and notes thereto included in the Company's most recent annual report on Form 10-KSB.

         These financial statements have been prepared assuming that the Company will continue as a going concern. The Company existing cash, other material assets and available credit are insufficient to fund the Company's cash flow needs for the next year. Their ability to continue as a going concern is dependent on their ability to generate revenues or raise funds through sale of their equity securities. The directors and major shareholders have confirmed their intention to provide continuing financial support so as to enable the Company to meet its liabilities as and when they fall due and carry on its business without significant curtailment of operations for the foreseeable future. Management of the Company believe it will continue as a going concern and consequently have prepared the financial statement on a going basis.

2.       RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS 146 "Accounting for costs associated with exit or disposal activities". This pronouncement replaces Emerging Issues Task Force
         (EITF) Issue No. 94-3 "Liability Recognition for certain employee termination benefits and other costs to exit an activity". It requires that costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of commitment to an exit or disposal plan". Management does not expect that the adoption of SFAS 146 will have a material effect on the Company's operations or financial position.

3.       RELATED PARTY TRANSACTIONS

         The amount due to related party represents advances made to the Company by an entity controlled by the Chairman and CEO of the Company. The amount is unsecured, interest free and has no fixed repayment date.

         The balance due to shareholder arises from consulting fees of $30,000 incurred during the period ended September 30, 2002. It is unsecured, interest-free and repayable on demand.


________________________________________________________________________________

....continued                                                                  4.

                          ASIAN STAR DEVELOPMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002
                            (EXPRESSED IN US DOLLARS)

________________________________________________________________________________


4.       COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL

         On September 17, 2001, the Company issued 750,000 of its common stock valued at $0.10 per share, totalling $150,000, to acquire 25% of the total issued shares of 3GEN Systems Inc. The fair value of the common shares was determined on the weighted average trading share prices for 14 days prior to consummation.

5.       SEGMENTED INFORMATION


                                                     NINE MONTHS ENDED      NINE MONTHS ENDED
                                                     SEPTEMBER 30, 2002     SEPTEMBER 30, 2001

                                                                              (DISCONTINUED
                                                                               OPERATIONS)
                                                     __________________     __________________

        REVENUE
        Operating income from Cafeteria business         $       -              $ 762,514
        Contracting income from Water World                      -                 50,941
        Others                                                   -                 30,967
                                                         _________              _________
                                                         $       -              $ 844,422
                                                         _________              _________

        GROSS PROFIT CONTRIBUTION
        Cafeteria business                               $       -              $  44,287
        Water World                                              -                 50,941
        Others                                                   -                 27,409
                                                         _________              _________
                                                         $       -              $ 122,637
                                                         _________              _________


                                                      AS OF SEPTEMBER 30,    AS OF DECEMBER 31,
                                                             2002                   2001
                                                      ___________________    __________________
        TOTAL ASSETS
        Cafeteria business                               $       -              $       -
        Water World                                              -                      -
        Others                                               2,073                      -
                                                         _________              _________
                                                         $   2,073              $       -
                                                         _________              _________


        TOTAL LIABILITIES
        Cafeteria business                               $       -              $       -
        Water World                                              -                      -
        Others                                             128,228                      -
                                                         _________              _________
                                                         $ 128,228              $       -
                                                         _________              _________


         On June 15, 2001, the Company disposed of the Shilong Water World project to Dongguan Shilong Properties Limited for cash consideration of $1,089,000 and debts assignment to the purchaser of $538,438, totalling $1,627,438. As a result of, the Company recognized a total loss on disposal of $572,590.

         On December 31, 2001, the Company transferred all its assets and liabilities for no consideration to Honpar Management Limited, a Hong Kong entity controlled by the Chairman and CEO of the Company. As a result of this disposal, the Company reported a gain of $641,986 because the liabilities exceeded the assets by that amount.


________________________________________________________________________________
                                                                              5.

                          ASIAN STAR DEVELOPMENT, INC.
                  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
________________________________________________________________________________


LIMITED OPERATING HISTORY; ACCUMULATED DEFICIT; NEED FOR ADDITIONAL CAPITAL

There is a limited historical financial information about the Company upon which to base an evaluation of the Company's performance or to make a decision regarding an investment in shares of Company's Common Stock. The Company has an accumulated deficit of $19,911,634 and $19,785,479 as of September 30, 2002, and September 30, 2001, respectively. The Company's cash and cash equivalents increased from $0 at December 31, 2001 to $1,697 at September 30, 2002 The Company is currently inactive and looking for business opportunities and the capital to implement any such opportunities.

On November 6, 2002, the Company has entered into a Letter of Intent to merge with Atlantic Mining Limited ("AML"). "AML" is a mining corporation with a majority share of the Henan Nanshao Gold Development Limited ("HNGD") of China. "HNGD" holds equity interest in various gold mines and is involved in prospecting, exploitation, extraction and refining. The terms of the agreement provide for "AML" to acquire 64% of the total outstanding shares of ASDV, post-merger.








________________________________________________________________________________
                                                                              6.

                          ASIAN STAR DEVELOPMENT, INC.
                           PART II - OTHER INFORMATION
________________________________________________________________________________


ITEM 1 - LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceeding, nor are its assets the subject of a pending legal proceeding.

ITEM 2 - CHANGES IN SECURITIES

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 -SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.











________________________________________________________________________________
                                                                              7.

                          ASIAN STAR DEVELOPMENT, INC.
                           PART II - OTHER INFORMATION
________________________________________________________________________________



                                   SIGNATURES


In accordance with the requirements of the EXCHANGE ACT of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               _________________________________
                                               Asian Star Development Inc.
Date:    October 26, 2002                             (Registrant)


                                               /s/ STEPHEN CHOW
                                               _________________________________
                                                   Stephen Chow, President
                                                       (Signature)













________________________________________________________________________________
                                                                              8.

                                  CERTIFICATION


I, Stephen Chow, certify that:

1. I have reviewed this Quarterly Report on Form 10-QSB of Asian Star Development, Inc.;

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this {Report Name};

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

i) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

ii) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

iii) Presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the board of directors (or persons performing the equivalent functions):

i) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

ii) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



November 13, 2002                               /s/ STEPHEN CHOW
                                                __________________________

                                                    Stephen Chow
                                                    Chairman and CEO

________________________________________________________________________________
                                                                              9.